Form 10-Q
period 2009-09-30
Journal of Radiology, Inc.
filed 2009-11-10
CIK 1470550

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For The Quarterly Period Ended September 30, 2009

                        Commission File Number: 000-53780


                           JOURNAL OF RADIOLOGY, INC.
             (Exact Name of Registrant as Specified in its Charter)

           Nevada                                                 27-0491634
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                              2230 Michigan Avenue
                         Santa Monica, California 90404
          (Address of principal executive offices, including zip code)

                                 (310) 460-7303
              (Registrant's telephone number, including area code)

                                   Copies to:
                             Daniel C. Masters, Esq.
                           P. O. Box 66, La Jolla, CA
                                     92038
                               Tel: (858) 459-1133
                               Fax: (858) 459-1103

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer [ ]                        Non-accelerated filer [ ]
Accelerated filer [ ]                              Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

There were 7,085,000 shares of the Registrant's Common Stock outstanding as of September 30, 2009.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended September 30, 2008, prepared by the company, immediately follow.

                           JOURNAL OF RADIOLOGY, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (unaudited)

                                                    As of         As of Year End
                                                Sept 30, 2009     June 30, 2009
                                                -------------     -------------
ASSETS

  Cash                                             $ 6,000           $    --
                                                   -------           -------
      TOTAL ASSETS                                   6,000                --

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

      TOTAL LIABILITIES                                 --                --

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $0.001 par value:
   75,000,000 shares authorized,
    1,085,000 shares issued and outstanding
    as of June 30, 2009 and 7,085,000 shares
    issued and outstanding as of 9/30/2009           7,085             1,085
  Deficit                                           (1,085)           (1,085)
                                                   -------           -------
      TOTAL SHAREHOLDERS' EQUITY (DEFICIT)           6,000                --
                                                   -------           -------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY     $ 6,000           $    --
                                                   =======           =======


                        See Notes to Financial Statements

                           JOURNAL OF RADIOLOGY, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (unaudited)

                                                                                     From Inception
                                                                                      May 21, 2009
                                        Three Months Ended     Period Ended             through
                                          Sept 30, 2009        June 30, 2009         Sept 30, 2009
                                          -------------        -------------         -------------
REVENUE                                    $        --          $        --           $        --
                                           -----------          -----------           -----------
Total Revenue                                       --                   --                    --

EXPENSES
  Professional Expense                              --                1,085                 1,085
  General & Admin Exps                              --                   --                    --
                                           -----------          -----------           -----------
Operating Expense                                   --                1,085                 1,085
                                           -----------          -----------           -----------

OPERATING INCOME (LOSS)                             --               (1,085)               (1,085)

OTHER INCOME (EXPENSE)                              --                   --                    --

Current Income Tax                                  --                   --                    --
Income Tax Benefit                                  --                   --                    --
                                           -----------          -----------           -----------

NET INCOME (LOSS)                          $        --          $    (1,085)          $    (1,085)
                                           ===========          ===========           ===========

Basic & Diluted (Loss) per Share                    --              (0.0010)
                                           -----------          -----------
Weighted average number of common
 shares outstanding                          7,085,000            1,085,000


                        See Notes to Financial Statements

                           JOURNAL OF RADIOLOGY, INC.
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  Sept 30, 2009
                                   (unaudited)

                                                                            Accumulated
                                                              Additional     During the        Total
                                       Common Stock            Paid-in      Development    Stockholders
                                   Shares         Amount       Capital         Stage          Equity
                                   ------         ------       -------         -----          ------
Common Stock Issued Per Court
 Order May 21, 2009              1,085,000        $ 1,085       $    0       $      0       $  1,085

Net loss for period Ended
 June 30, 2009                                                                 (1,085)        (1,085)
                                ----------        -------       ------       --------       --------

Balance, June 30, 2009           1,085,000          1,085            0         (1,085)            --
                                ----------        -------       ------       --------       --------
Net loss for period
 Ended Sept 30, 2009                                                                0              0
                                ----------        -------       ------       --------       --------

Balance, Sept 30, 2009           7,085,000        $ 7,085       $    0       $  6,000       $  6,000
                                ==========        =======       ======       ========       ========


                        See Notes to Financial Statements

                           JOURNAL OF RADIOLOGY, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                          From Inception
                                                                                            May 21, 2009
                                                     Three Months Ended     Year Ended        through
                                                        Sept 30, 2009     June 30, 2009    Sept 30, 2009
                                                        -------------     -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                        $    --          $(1,085)          $(1,085)
                                                           -------          -------           -------
  Adjustments to reconcile net income (loss)
   to net cash (used in) operations

  Changes in operating assets and liabilities                   --               --                --
                                                           -------          -------           -------
NET CASH PROVIDED BY (USED IN) OPERATIONS                       --           (1,085)           (1,085)
                                                           -------          -------           -------
CASH FLOWS FROM INVESTING ACTIVITIES

NET CASH PROVIDED BY INVESTING ACTIVITIES                       --               --                --
                                                           -------          -------           -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock issuance                                      6,000            1,085             7,085
                                                           -------          -------           -------
NET CASH PROVIDED BY FINANCING ACTIVITIES                    6,000            1,085             7,085
                                                           -------          -------           -------
NET INCREASE (DECREASE)                                      6,000           (1,085)            6,000
                                                           -------          -------           -------
CASH BEGINNING OF PERIOD                                        --               --                --
                                                           -------          -------           -------
CASH END OF PERIOD                                         $ 6,000          $    --           $ 6,000
                                                           =======          =======           =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid                                              $    --          $    --           $    --
                                                           -------          -------           -------
Income taxes paid                                          $    --          $    --           $    --
                                                           -------          -------           -------


                        See Notes to Financial Statements

                           JOURNAL OF RADIOLOGY, INC.
                          (A Development Stage Company)
                     Notes to Unaudited Financial Statements
                               September 30, 2009


NOTE 1. NATURE AND BACKGROUND OF BUSINESS

Journal of Radiology, Inc. ("the Company" or "the Issuer") was organized under the laws of the State of Nevada on May 21, 2009. The Company was established as part of the Chapter 11 reorganization of AP Corporate Services, Inc. ("AP"). Under AP's Plan of Reorganization, as confirmed by the U.S. Bankruptcy Court for the Central District of California, the Company was organized to own and develop a professional journal devoted to radiology. Management believes the Company lacks the resources to effectively develop such a journal on its own at this time and is therefore engaged in a search for a strategic partner to assist in the development of the journal, or for a merger or acquisition partner with the resources to take the Company in a new direction and bring greater value to its shareholders.

The Company has been in the development stage since its formation and has not yet realized any revenues from its planned operations.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. BASIS OF ACCOUNTING

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a June 30 year-end.

b. BASIC EARNINGS PER SHARE

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings
(loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share.

Basic net loss per share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share are computed by dividing the net loss by the weighted average number of common shares potentially outstanding, assuming that all outstanding warrants, options, etc. were exercised.

c. ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

d. CASH and CASH EQUIVALENT

For the Balance Sheet and Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.

                           JOURNAL OF RADIOLOGY, INC.
                          (A Development Stage Company)
                     Notes to Unaudited Financial Statements
                               September 30, 2009


e. REVENUE RECOGNITION

The Company recognizes revenues and the related costs when persuasive evidence of an arrangement exists, delivery and acceptance has occurred or service has been rendered, the price is fixed or determinable, and collection of the resulting receivable is reasonably assured. Amounts invoiced or collected in advance of product delivery or providing services are recorded as deferred revenue. The Company accrues for warranty costs, sales returns, bad debts, and other allowances based on its historical experience.

f. STOCK-BASED COMPENSATION

Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", provides for the use of a fair value based method of accounting for stock-based compensation. However, SFAS 123 allows the measurement of compensation cost for stock options granted to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", which only requires charges to compensation expense for the excess, if any, of the fair value of the underlying stock at the date a stock option is granted (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock. The Company has elected to account for employee stock options using the intrinsic value method under APB 25. By making that election, the Company is required by SFAS 123 to provide pro forma disclosures of net loss as if a fair value based method of accounting had been applied.

g. INCOME TAXES

Income taxes are provided for using the liability method of accounting in accordance with SFAS No. 109 "ACCOUNTING FOR INCOME TAXES." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

h. IMPACT OF NEW ACCOUNTING STANDARDS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.

NOTE 3. GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash or other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company.

                           JOURNAL OF RADIOLOGY, INC.
                          (A Development Stage Company)
                     Notes to Unaudited Financial Statements
                               September 30, 2009


Management plans to seek a strategic partner to assist in the development of the journal business, or a merger or acquisition partner with the resources to take the Company in a new direction and bring greater value to its shareholders. Management has yet to identify any of these and there is no guarantee that the Company will be able to identify such opportunities in the future.

NOTE 4. STOCKHOLDERS' EQUITY - COMMON STOCK

The authorized common stock of the Company consists of 75,000,000 shares with $0.001 par value. No other class of stock is authorized. As of September 30, 2009, there were a total of 7,085,000 common shares issued and outstanding.

The Company's first stock issuance, totaling 1,085,000 shares, took place on May 21, 2009 pursuant to the Chapter 11 Plan of Reorganization confirmed by the U.S. Bankruptcy Court in the matter of AP Corporate Services, Inc. ("AP"). The Court ordered the distribution of shares in Journal of Radiology, Inc. to all general unsecured creditors of AP, with these creditors to receive their PRO RATA share (according to amount of debt held) of a pool of 80,000 shares in the Company. The Court also ordered the distribution of shares in the Company to all shareholders of AP, with these shareholders to receive their PRO RATA share (according to number of shares held) of a pool of 5,000 shares in the Company.

The Court also ordered the distribution of shares and warrants in the Company to all administrative creditors of AP, with these creditors to receive one share and five warrants in the Company for each $0.10 of AP's administrative debt which they held. These creditors received an aggregate of 1,000,000 common shares in the Company and 5,000,000 warrants consisting of 1,000,000 "A Warrants" each convertible into one share of common stock at an exercise price of $1.00; 1,000,000 "B Warrants" each convertible into one share of common stock at an exercise price of $2.00; 1,000,000 "C Warrants" each convertible into one share of common stock at an exercise price of $3.00; 1,000,000 "D Warrants" each convertible into one share of common stock at an exercise price of $4.00; and 1,000,000 "E Warrants" each convertible into one share of common stock at an exercise price of $5.00. All warrants are exercisable at any time during the five year period immediately following the effective date January 4, 2009.

On July 6, 2009 the President of the Issuer acquired 6,000,000 common shares from the Issuer in a private placement. The shares were purchased at par value ($0.001 per share) for a total investment of $6,000.

As a result of these issuances there were a total 7,085,000 common shares issued and outstanding, and a total of 5,000,000 warrants issued and outstanding, at September 30, 2009.

NOTE 5. INCOME TAXES

The Company has had no business activity and made no U.S. federal income tax provision since its inception on May 21, 2009.

                           JOURNAL OF RADIOLOGY, INC.
                          (A Development Stage Company)
                     Notes to Unaudited Financial Statements
                               September 30, 2009


NOTE 6. RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. An officer of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 7. WARRANTS AND OPTIONS

On May 21, 2009 (inception), the Company issued 5,000,000 warrants exercisable into 5,000,000 shares of the Company's common stock. These warrants were issued per order of the U.S. Bankruptcy Court in the matter of AP Corporate Services, Inc. ("AP") to the administrative creditors of AP. These creditors received an aggregate of 5,000,000 warrants consisting of 1,000,000 "A Warrants" each convertible into one share of common stock at an exercise price of $1.00; 1,000,000 "B Warrants" each convertible into one share of common stock at an exercise price of $2.00; 1,000,000 "C Warrants" each convertible into one share of common stock at an exercise price of $3.00; 1,000,000 "D Warrants" each convertible into one share of common stock at an exercise price of $4.00; and 1,000,000 "E Warrants" each convertible into one share of common stock at an exercise price of $5.00. All warrants are exercisable at any time prior to January 4, 2014. As of the date of this report, no warrants have been exercised.

The fair value of these warrants was estimated at the date of the Company's inception, May 21, 2009, which was also the date of the grant, using the Black-Scholes Option Pricing Model with current value of the stock at $0.001 (par value) since there is no market for the stock at the time; dividend yield of 0%; risk-free interest rate of 2.16% (5 year Treasury Note rate at the issue date); and expiration date of 5 years. Since the stock does not trade, and since its par value is $0.001, the fair value of the warrants came out to be zero.

NOTE 8. COMMITMENT AND CONTIGENTCY

There is no commitment or contingency to disclose during the period ended June 30, 2009.

NOTE 9.  SUBSEQUENT EVENTS

There are no events subsequent to September 30, 2009 to report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS.

     The discussion contained herein contains "forward-looking statements" that involve risk and uncertainties. These statements may be identified by the use of terminology such as "believes," "expects," "may," "should" or anticipates" or expressing this terminology negatively or similar expressions or by discussions of strategy. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. Our actual results could differ materially from those discussed in this report.

COMPANY HISTORY AND PLAN OF OPERATION.

     Journal of Radiology, Inc. ("the Company" or "the Issuer") was organized under the laws of the State of Nevada on May 21, 2009 as part of the implementation of the Chapter 11 plan of reorganization of AP Corporate Services, Inc. ("AP").

     AP filed for Chapter 11 Bankruptcy in September 2008 in the U.S. Bankruptcy Court for the Central District of California. AP's plan of reorganization was confirmed by the Court by Order entered on December 24, 2008 and became effective on January 4, 2009. This plan of reorganization provided, among other things, for the incorporation of the Issuer so that shares in it could be distributed to the bankruptcy creditors. The plan also provided for the transfer to the Issuer of any interest which AP and/or its affiliate, Journal of Radiology LLC, had in the development of a professional radiology journal. Management has concluded that the Company lacks the resources to properly develop the envisioned professional publication. Management has therefore decided to seek a merger or an acquisition with a larger, better capitalized entity which will bring greater value to our shareholders.

LIQUIDITY AND CAPITAL RESOURCES.

     The Company has no current operating history and does not have any revenues or earnings from operations. The Company has no significant assets or financial resources. As of September 30, 2009, we had assets of $6,000 consisting of cash. As of September 30, 2009 we had no liabilities. As of June 30, 2009, our last reporting period, we had no assets and no liabilities. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the closing of a merger with or acquisition of an operating business.

     We are dependent upon our officers to meet any DE MINIMIS costs that may occur. Our two officers and directors have agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended, provided that they are officers and directors of the Company when the obligation is incurred. All advances are interest-free.

RESULTS OF OPERATIONS.

     The Company is still in its development stage and has no revenues to date. It did not incur any operating expenses during the three month period ended September 30, 2009. Its only activities during this period were the filing of a Form 10-12g and the search for a merger or acquisition partner. The search was conducted by the Company's officers through occasional meetings and phone calls which did not involve any expense to the Company. We had a loss from our inception on May 21, 2009 through June 30, 2009 of $1,085, and we have the prospect of continued losses unless we complete a merger or acquisition with a profitable entity, of which there can be no assurance.

GOING CONCERN.

     The accompanying financial statements are presented on a going concern basis. The company's financial condition raises substantial doubt about the Company's ability to continue as a going concern. The Company does not have significant cash or other material assets and it is relying on advances from stockholders, officers and directors to meet its limited operating expenses.

OFF-BALANCE SHEET ARRANGEMENTS

     We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, September 30, 2009. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of September 30, 2009, our disclosure controls and procedures were effective at a reasonable assurance level.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 1A. RISK FACTORS

     There have been no material changes to the risks of our business from those stated in our Form 10-12G initially filed with the SEC on September 4, 2009, and the amendments thereto filed on October 13, 2009 and November 5, 2009.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS

No.                                Description
---                                -----------
31.1 Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2009             JOURNAL OF RADIOLOGY, INC.


                                   By: /s/ Aaron Shrira
                                       ---------------------------------
                                       Aaron Shrira
                                       President and Director


                                   By: /s/ Elana Berman-Shrira
                                       ---------------------------------
                                       Elana Berman-Shrira
                                       Secretary, Treasurer and Director