Form 10-Q
period 2010-03-31
Journal of Radiology, Inc.
filed 2010-05-13
CIK 1470550

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended March 31, 2010

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

There were 7,085,000 shares of the Registrant's Common Stock outstanding as of May 10, 2010.

ITEM 1. FINANCIAL STATEMENTS.

The un-audited quarterly financial statements for the period ended March 31, 2010, prepared by the company, immediately follow.

                           JOURNAL OF RADIOLOGY, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (unaudited)

                                                             As of         As of Year End
                                                            March 31,         June 30,
                                                              2010              2009
                                                            -------           -------
ASSETS

Cash                                                        $ 6,000           $    --
                                                            -------           -------

      TOTAL ASSETS                                          $ 6,000           $    --

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

      TOTAL LIABILITIES                                     $    --           $    --

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $0.001 par value:
    75,000,000 shares authorized, 1,085,000 shares
    issued and outstanding as of June 30, 2009 and               --             1,085
    7,085,000 shares issued and outstanding
    as of 3/31/2010                                           7,085                --
  Deficit                                                    (1,085)           (1,085)
                                                            -------           -------

      TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                    6,000                --
                                                            -------           -------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY              $ 6,000           $    --
                                                            =======           =======


                        See Notes to Financial Statements

                           JOURNAL OF RADIOLOGY, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (unaudited)

                                                                                   From Inception
                                          Nine Months                               May 21, 2009
                                             Ended             Year Ended             through
                                           March 31,            June 30,              March 31,
                                             2010                 2009                  2010
                                          -----------          -----------           -----------
REVENUE                                   $        --          $        --           $        --
                                          -----------          -----------           -----------

Total Revenue                                      --                   --                    --

EXPENSES
  Professional Expense                             --                1,085                 1,085
  General & Admin Exps                             --                   --                    --
                                          -----------          -----------           -----------

Operating Expense                                  --                1,085                 1,085
                                          -----------          -----------           -----------

OPERATING INCOME (LOSS)                            --               (1,085)               (1,085)

OTHER INCOME (EXPENSE)                             --                   --                    --

Current Income Tax                                 --                   --                    --

Income Tax Benefit                                 --                   --                    --
                                          -----------          -----------           -----------

NET INCOME (LOSS)                         $        --          $    (1,085)          $    (1,085)
                                          ===========          ===========           ===========

Basic & Diluted (Loss) per Share                   --              (0.0010)
                                          -----------          -----------
Weighted average number of
 common shares outstanding                  7,085,000            1,085,000


                        See Notes to Financial Statements

                           JOURNAL OF RADIOLOGY, INC.
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 March 31, 2010
                                   (unaudited)

                                                                            Accumulated
                                                              Additional     During the        Total
                                       Common Stock            Paid-in      Development    Stockholders
                                   Shares         Amount       Capital         Stage          Equity
                                   ------         ------       -------         -----          ------
Common Stock Issued Per Court
 Order May 21, 2009              1,085,000        $ 1,085       $   --       $     --       $  1,085

Net loss for period Ended
 June 30, 2009                                                                 (1,085)        (1,085)
                                ----------        -------       ------       --------       --------

Balance, June 30, 2009           1,085,000          1,085           --         (1,085)            --
                                ----------        -------       ------       --------       --------

Common Stock Issued
July 6, 2009                     6,000,000          6,000           --                         6,000

Net loss for period
 Ended Mar. 31, 2010                                                               --             --
                                ----------        -------       ------       --------       --------

Balance, March 31, 2010          7,085,000        $ 7,085       $   --       $  6,000       $  6,000
                                ==========        =======       ======       ========       ========


                        See Notes to Financial Statements

                           JOURNAL OF RADIOLOGY, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                             From Inception
                                                          Nine Months                         May 21, 2009
                                                             Ended          Year Ended          through
                                                           March 31,         June 30,           March 31,
                                                             2010              2009               2010
                                                           --------          --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                        $     --          $ (1,085)          $ (1,085)
                                                           --------          --------           --------
  Adjustments to reconcile net income (loss)
   to net cash (used in) operations

  Changes in operating assets and liabilities                    --                --                 --
                                                           --------          --------           --------
NET CASH PROVIDED BY (USED IN) OPERATIONS                        --            (1,085)            (1,085)
                                                           --------          --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES

NET CASH PROVIDED BY INVESTING ACTIVITIES                        --                --                 --
                                                           --------          --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock issuance                                       6,000             1,085              7,085
                                                           --------          --------           --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                     6,000             1,085              7,085
                                                           --------          --------           --------

NET INCREASE (DECREASE)                                       6,000            (1,085)             6,000
                                                           --------          --------           --------

CASH BEGINNING OF PERIOD                                         --                --                 --
                                                           --------          --------           --------

CASH END OF PERIOD                                         $  6,000          $     --           $  6,000
                                                           ========          ========           ========

Supplemental Disclosures of Cash Flow Information
  Interest paid                                            $     --          $     --           $     --
                                                           --------          --------           --------
  Income taxes paid                                        $     --          $     --           $     --
                                                           --------          --------           --------


                        See Notes to Financial Statements

                           JOURNAL OF RADIOLOGY, INC.
                          (A Development Stage Company)
                     Notes to Unaudited Financial Statements
                                 March 31, 2010


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

                           JOURNAL OF RADIOLOGY, INC.
                          (A Development Stage Company)
                     Notes to Unaudited Financial Statements
                                 March 31, 2010


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

                           JOURNAL OF RADIOLOGY, INC.
                          (A Development Stage Company)
                     Notes to Unaudited Financial Statements
                                 March 31, 2010


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

NOTE 4. STOCKHOLDERS' EQUITY - COMMON STOCK

The authorized common stock of the Company consists of 75,000,000 shares with $0.001 par value. No other class of stock is authorized. As of March 31, 2010, there were a total of 7,085,000 common shares issued and outstanding.

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

As a result of these issuances there were a total 7,085,000 common shares issued and outstanding, and a total of 5,000,000 warrants issued and outstanding, at March 31, 2010.

NOTE 5. INCOME TAXES

The Company has had no business activity and made no U.S. federal income tax provision since its inception on May 21, 2009.

                           JOURNAL OF RADIOLOGY, INC.
                          (A Development Stage Company)
                     Notes to Unaudited Financial Statements
                                 March 31, 2010


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

NOTE 8. COMMITMENT AND CONTIGENTCY

There is no commitment or contingency to disclose as of the period ended March 31, 2010.

NOTE 9. SUBSEQUENT EVENTS

There are no events subsequent to March 31, 2010 to report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

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

COMPANY HISTORY AND PLAN OF OPERATION

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company has no current operating history and does not have any revenues or earnings from operations. The Company has no significant assets or financial resources. As of March 31, 2010, we had assets of $6,000 consisting of cash. As of March 31, 2010 we had no liabilities. As of June 30, 2009, our last year end, we had no assets and no liabilities. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the closing of a merger with or acquisition of an operating business.

     We are dependent upon our officers to meet any DE MINIMIS costs that may occur. Our two officers and directors have agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended, provided that they are officers and directors of the Company when the obligation is incurred. All advances are interest-free.

RESULTS OF OPERATIONS

     The Company is still in its development stage and has no revenues to date. It did not incur any operating expenses during the nine month period ended March 31, 2010. Its only activities during this period were the filing of a Form 10-12G and subsequent quarterly reports and the search for a merger or acquisition partner. The search was conducted by the Company's officers through occasional meetings and phone calls which did not involve any expense to the Company. We had a loss from our inception on May 21, 2009 through June 30, 2009 of $1,085, and we have the prospect of continued losses unless we complete a merger or acquisition with a profitable entity, of which there can be no assurance.

GOING CONCERN

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, March 31, 2010. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of March 31, 2010, our disclosure controls and procedures were effective at a reasonable assurance level.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 10, 2010                 JOURNAL OF RADIOLOGY, INC.


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