Form 10-K
period 2010-06-30
Journal of Radiology, Inc.
filed 2011-05-06
CIK 1470550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

☐         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-53780

JOURNAL OF RADIOLOGY, INC.

(Exact name of registrant as specified in its charter)

Nevada	27-0491634
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

2230 Michigan Avenue Santa Monica, California	90404
(Address of Principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code.	(310) 460-7303

Securities registered under Section 12(b) of the Exchange Act:	None

Securities registered under Section 12(g) of the Exchange Act:	Common stock, par value $0.001 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐       No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐      No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2009: There is no market for the common stock.

As of May 4, 2011 the registrant had 7,085,000 outstanding shares of Common Stock.

Documents incorporated by reference:  None.

TABLE OF CONTENTS

PART I.

Forward-Looking Information

Much of the discussion in this Item is “forward looking”.  Actual operations and results may materially differ from present plans and projections due to changes in economic conditions, new business opportunities, changed business conditions, and other developments.  Other factors that could cause results to differ materially are described in our filings with the Securities and Exchange Commission.

There are several factors that could cause actual results or events to differ materially from those anticipated, and include, but are not limited to, general economic, financial and business conditions, changes in and compliance with governmental laws and regulations, including various state and federal environmental regulations, our ability to obtain additional financing from outside investors and/or bank and mezzanine lenders, and our ability to generate sufficient revenues to cover operating losses and position us to achieve positive cash flow.

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof.  We believe the information contained in this Form 10-K to be accurate as of the date hereof.  Changes may occur after that date.   We will not update that information except as required by law in the normal course of its public disclosure practices.

ITEM 1.

BUSINESS.

Company Overview

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

Employees

Journal of Radiology, Inc. currently has no employees.

Office and Facilities

Our corporate headquarters are located at 2230 Michigan Avenue, Santa Monica, California 90404.

ITEM 1A. RISK FACTORS.

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below before deciding to purchase shares of our common stock. If any of the events, contingencies, circumstances or conditions described in the risks below actually occurs, our business, financial condition or results of operations could be seriously harmed.

RISK FACTORS CONCERNING OUR BUSINESS

Our business is subject to numerous risk factors, including the following:

We have had little operating history and no revenues or earnings from operations.

We have no assets. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in us incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business entity. There is no assurance that we can identify such a business entity and consummate such an agreement or combination.

Our auditor's going concern opinion and the notation in the financial statements indicate that we do not have significant cash or other material assets and that we are relying on advances from stockholders, officers and directors to meet our limited operating expenses. We may become insolvent if we are unable to pay our debts in the ordinary course of business as they become due.

Our proposed plan of operation is speculative.

The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the business opportunity which we identify, if any is identified. While management intends to seek business agreement(s) or combination(s) with entities having established operating histories, there can be no assurance that we will be successful in locating candidates meeting such criteria.

We face intense competition for business combination opportunities.

We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies that may be our desirable target candidates. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than we have and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete in seeking merger or acquisition candidates with numerous other small public companies.

We have no agreements for a business combination or licensing transaction and have established no standards for such transactions.

We have no arrangement, agreement or understanding with respect to entering into an agreement or engaging in a merger with, joint venture with or acquisition of, a private or public entity. There can be no assurance that we will be successful in identifying and evaluating suitable business opportunities or in concluding a business transaction. Management has not identified any particular business for our evaluation. There is no assurance that we will be able to negotiate a business combination on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which we will require a target business opportunity to have achieved, and without which we would not consider a business transaction in any form with such business opportunity. Accordingly, we may enter into a business agreement or a business combination with a business having no significant operating history, losses, limited potential or no potential for earnings, limited assets, negative net worth or other negative characteristics.

Our success is dependent on management that has other full time employment, has limited experience and will only devote limited time (part time) to working for the Company, all of which makes our future even more uncertain.

Aaron Shrira is the President and Chief Executive Officer of the Issuer, and Elana Berman-Shrira is the Secretary and Treasurer and CFO of the Issuer. Both Mr. Shrira and Ms. Berman-Shrira will serve without pay while maintaining other employment. Although both Mr. Shrira and Ms. Berman-Shrira have considerable business and marketing experience, neither has any experience in the publishing industry or in mergers and acquisitions.

Notwithstanding the limited experience and availability of management, loss of the services of either officer would adversely affect development of our business and its likelihood of continuing in operation.

The reporting requirements under federal securities law may delay or prevent us from making certain acquisitions.

 Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended, (the "1934 Act"), require companies subject thereto to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years,  depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the 1934 Act are applicable.

In addition to the audited financial statements, in the filing of the Form 8-K that we file to report an event that causes us to cease being a shell company, we will be required to include that information that is normally reported by a company in a Form 10. The time and additional costs that may be incurred by some target entities to prepare and disclose such information may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company.

An acquisition could create a situation wherein we would be required to register under The Investment Company Act of 1940 and thus be required to incur substantial additional costs and expenses.

Although we will be subject to regulation under the 1934 Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar as we will not be engaged in the business of investing or trading in securities. In the event we engage in a business combination that results in us holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act of 1940. In such event, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission as to the status of our Company under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject us to material adverse consequences.

A merger, acquisition, or licensing agreement would most likely be exclusive, resulting in a lack of diversification.

 Management anticipates that it may be able to participate in only one potential business venture because a business partner might require exclusivity. This lack of diversification should be considered a substantial risk to our shareholders because it will not permit us to offset potential losses from one venture against gains from another.

If we do any business combination, each shareholder will most likely hold a substantially lesser percentage ownership in the Company.

 If we enter a business combination with a private concern, that, in all likelihood, would result in the Company issuing securities to shareholders of any such private company. The issuance of our previously authorized and unissued Common Stock would result in reduction in percentage of shares owned by our present and prospective shareholders.

As a shell company, we face substantial additional adverse business and legal consequences if we enter a business combination.

We may enter into a business combination with an entity that desires to establish a public trading market for its shares. A business opportunity may attempt to avoid what it deems to be adverse consequences of undertaking its own public offering by seeking a business combination with us. Such consequences may include, but are not limited to, time delays of the registration process, significant expenses to be incurred in such an offering, loss of voting control to public shareholders and the inability or unwillingness to comply with various federal and state laws enacted for the protection of investors.

On June 29, 2005, the Securities and Exchange Commission adopted final rules amending the Form S-8 and the Form 8-K for shell companies like us. The amendments expand the definition of a shell company to be broader than a company with no or nominal operations/assets or assets consisting of cash and cash equivalents. The amendments prohibit the use of a Form S-8 (a form used by a corporation to register securities issued to an employee, director, officer, consultant or advisor), under certain circumstances, and revise the Form 8-K to require a shell company to include current Form 10 information, including audited financial statements, in the filing on Form 8-K that the shell company files to report the acquisition of the business opportunity. This initial filing must be made within four days of the acquisition. The Form 8-K filing may be reviewed by the Securities and Exchange Commission and the prospects of certain disclosures or review or the lack of the ability to issue securities using a Form S-8 may delay the consummation of a business combination because of the target entity's inability to comply with various federal and state laws enacted for the protection of investors or the unwillingness to assume the significant costs of compliance.

The requirement of audited financial statements may disqualify some business opportunities seeking a business combination with us.

Our management believes that any potential business combination opportunity must provide audited financial statements for review, for the protection of all parties to the business combination. One or more attractive business opportunities may choose to forego the possibility of a business combination with us, rather than incur the expenses associated with preparing audited financial statements.

Our officers and directors are the principal shareholders and will be able to approve all corporate actions without shareholder consent and will control our Company.

 Our principal shareholder, Aaron Shrira, currently owns approximately 85% of our Common Stock. He will have significant influence over all matters requiring approval by our shareholders, but not requiring the approval of the minority shareholders. In addition, he is now an officer and director. Because he is the majority shareholder, he will be able to elect all of the members of our board of directors, allowing him to exercise significant control of our affairs and management. In addition, he may transact most corporate matters requiring shareholder approval by written consent, without a duly-noticed and duly-held meeting of shareholders.

Our Common Stock may never be publicly traded and you may have no ability to sell the shares.

There is no established public trading market for our shares of Common Stock, and there is no assurance that our Common Stock will be accepted for listing on the OTC Bulletin Board or in any other trading system in the future.

 There can be no assurance that a market for our Common Stock will be established or that, if established, a market will be sustained. Therefore, if you purchase our Common Stock you may be unable to sell the shares. Accordingly, you should be able to bear the financial risk of losing your entire investment.

Only market makers can apply to quote securities. A market maker who desires to initiate quotations in the OTC Bulletin Board system must complete an application (Form 211) (unless an exemption is applicable) and by doing so, will have to represent that it has satisfied all applicable requirements of the Securities and Exchange Commission Rule 15c2-11 and the filing and information requirements promulgated under the Financial Industry Regulatory Authority ("Finra") Bylaws. The OTC Bulletin Board will not charge us a fee for being quoted on the service. Finra rules prohibit market makers from accepting any remuneration in return for quoting issuers' securities on the OTC Bulletin Board or any similar medium. Finra will review the market maker's application (unless an exemption is applicable) and if cleared, it cannot be assumed by any investor that any federal, state or self-regulatory requirements other than certain Finra rules and Rule 15c2-11 have been considered by Finra. Furthermore, the clearance should not be construed by any investor as indicating that Finra, the Securities and Exchange Commission, or any state securities commission has passed upon the accuracy or adequacy of the documents contained in the submission.

The OTC Bulletin Board is a market maker or dealer-driven system offering quotation and trading reporting capabilities - a regulated quotation service - that displays real-time quotes, last-sale prices, and volume information in OTC equity securities. The OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting market makers or dealers in stocks.

If our Common Stock does not meet blue sky resale requirements, certain shareholders may be unable to resell our Common Stock.

The resale of Common Stock must meet the blue sky resale requirements in the states in which the proposed purchasers reside. If we are unable to qualify the Common Stock and there is no exemption from qualification in certain states, the holders of the Common Stock or the purchasers of the Common Stock may be unable to sell them.

Our shareholders may face significant restrictions on the resale of our Common Stock due to state "blue sky" laws or if we are determined to be a "blank check" company.

There are state regulations that may adversely affect the transferability of our Common Stock. We have not registered our Common Stock for resale under the securities or "blue sky" laws of any state. We may seek qualification or advise our shareholders of the availability of an exemption. We are under no obligation to register or qualify our Common Stock in any state or to advise the shareholders of any exemptions.

Current shareholders, and persons who desire to purchase the Common Stock in any trading market that may develop in the future, should be aware that there might be significant state restrictions upon the ability of new investors to purchase the Common Stock.

Blue sky laws, regulations, orders, or interpretations place limitations on offerings or sales of securities by "blank check" companies or in "blind-pool" offerings, or if such securities represent "cheap stock" previously issued to promoters or others. Our majority shareholder, because he received stock at a price of $.001 for each share, may be deemed to hold "cheap stock." These limitations typically provide, in the form of one or more of the following limitations, that such securities are:

     (a) Not eligible for sale under exemption provisions permitting sales without registration to accredited investors or qualified purchasers;

     (b) Not eligible for the transaction exemption from registration for non-issuer transactions by a registered broker-dealer;

     (c) Not eligible for registration under the simplified small corporate offering registration (SCOR) form available in many states;

     (d) Not eligible for the "solicitations of interest" exception to securities registration requirements available in many states;

     (e) Not permitted to be registered or exempted from registration, and thus not permitted to be sold in the state under any circumstances.

Virtually all 50 states have adopted one or more of these limitations, or other limitations or restrictions affecting the sale or resale of stock of blank check companies or securities sold in "blind pool" offerings or "cheap stock"

issued to promoters or others. Specific limitations on such offerings have been adopted in:

Alaska	Nevada	Tennessee
Arkansas	New Mexico	Texas
California	Ohio	Utah
Delaware	Oklahoma	Vermont
Florida	Oregon	Washington
Georgia	Pennsylvania

Idaho	Rhode Island
Indiana	South Carolina
Nebraska	South Dakota

Any secondary trading market which may develop may only be conducted in those jurisdictions where an applicable exemption is available or where the shares have been registered.

We do not have any legal opinions as it relates to whether we are a blind pool or blank-check company. The Securities and Exchange Commission have adopted a rule (Rule 419) which defines a blank-check company as (i) a development stage company, that is (ii) offering penny stock, as defined by Rule 3a51-1, and (iii) that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies. Certain jurisdictions may have definitions that are more restrictive than Rule 419. We have been informed that the Securities and Exchange Commission has cautioned that "it will scrutinize registered offerings for attempts to create the appearance that the registrant... has a specific business plan, in an effort to avoid the application of Rule 419." Provisions of Rule 419 apply to every registration statement filed under the Securities Act of 1933, as amended, relating to an offering by a blank-check company. We have never filed a registration statement under the Securities Act of 1933, as amended.

If we are later determined to be a so-called "blank check" company, our shareholders will be required to file a registration statement under the Securities Act of 1933, as amended, prior to the resale of the Common Stock, unless there exists a transactional or security exemption for such sale under the Securities Act of 1933, as amended or under Title 11 of the U.S. Code.

Current shareholders and persons who desire to purchase the Common Stock in any trading market that may develop in the future, should be aware that we are under no obligation to register the shares on behalf of our shareholders under the Securities Act of 1933, as amended.

The Company's officers, directors and majority shareholders have expressed their intentions not to engage in any transactions with respect to the Company's Common Stock except in connection with or following a business combination resulting in us no longer being defined as a blank check issuer. Any transactions in our Common Stock by said shareholders will require compliance with the registration requirements under the Securities Act of 1933, as amended.

Our Common Stock may be subject to significant restriction on resale due to federal penny stock restrictions.

The Securities and Exchange Commission has adopted rules that regulate broker or dealer practices in connection with transactions in penny stocks. Penny stocks generally are equity securities with a price of less than $5.00

(other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange system). The penny stock rules require a broker or dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Securities and Exchange

Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker or dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker or dealer, and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The penny stock rules also require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker or dealer must make a special written determination that a penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.

These disclosure requirements may have the effect of reducing the level of trading activity in any secondary market for our stock that becomes subject to the penny stock rules, and accordingly, shareholders of our Common Stock may find it difficult to sell their securities, if at all.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our fiscal year 2010 that remain unresolved.

ITEM 2.

PROPERTIES.

The Company owns no real property.

ITEM 3.

LEGAL PROCEEDINGS.

None.

ITEM 4.

[REMOVED AND RESERVED]

PART II.

ITEM 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There is presently no public market for our Common Stock.  However, we can provide no assurance that our shares will be traded on the OTC Bulletin Board or, if traded, that a public market will materialize.

The Securities and Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type, size and format, as the Securities and Exchange Commission shall require by rule or regulation. The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a suitably written statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules. Therefore, if our common stock becomes subject to the penny stock rules, stockholders may have difficulty selling those securities.

The following table provides information about purchases by us and our affiliated purchasers during the year ended June 30, 2010 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

Small Business Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1, 2009 – June 30, 2010	-0-	-0-	-0-	-0-
Total	-0-	-0-	-0-	-0-

ITEM 6.

SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

Journal of Radiology, Inc. was organized under the laws of the State of Nevada on May 21, 2009. The Company was established as part of the Chapter 11 reorganization of AP Corporate Services, Inc. ("AP"). Under AP's Plan of Reorganization, as confirmed by the U.S. Bankruptcy Court for the Central District of California, the Company was organized to own and develop a professional journal devoted to radiology.  Management believes the Company lacks the resources to effectively develop such a journal on its own at this time and is therefore engaged in a search for a strategic partner to assist in the development of the journal, or for a merger or acquisition partner with the resources to take the Company in a new direction and bring greater value to its shareholders.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED JUNE 30, 2010 COMPARED TO THE FISCAL YEAR ENDED JUNE 30, 2009

REVENUES

For the fiscal year ended June 30, 2010 and fiscal year ended June 30, 2009 we generated $0 and $0 revenue, respectively.   We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer. The Company has been in the development stage since its formation and has not yet realized any revenues from its planned operations.

COSTS OF GOODS SOLD

We did not incur cost of sales for the fiscal year ended June 30, 2010 or fiscal year ended June 30, 2009

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $3,801 for the fiscal year ended June 30, 2010, compared to $1,085 for the fiscal year ended June 30, 2009, an increase of $2,716. The increase is primarily attributed to our need to pay for incorporation costs and services.  During the fiscal year ended June 30, 2010 we incurred $3,801 of expenses for business accounting, bookkeeping and services.

NET INCOME/LOSS

Our net loss for the year ended June 30, 2010 and the fiscal year ended June 30, 2009 was $(3,801) and $(1,085), respectively. For the year ended June 30, 2010, our net loss was attributed to costs associated with our incorporation and accounting/legal/bookkeeping as described above.

LIQUIDITY

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As of June 30, 2010, we had cash of $4,699 and total liabilities of $2,500. Our cash flows from operating activities for the fiscal year ended June 30, 2010 resulted in cash used of $3,801. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations. Our cash flow from financing activities for the fiscal year ended June 30, 2010 was $0. The Company has an accumulated deficit during development stage at June 30, 2010 and June 30, 2009 of $(4,886) and $(1,085), respectively. The deficit reported at June 30, 2010 is largely a result of operating expenses for accounting and legal costs. These conditions led to our auditor reporting substantial doubt about our ability to continue as a going concern.

Over the next 12 months we expect to expend approximately $10,000 in cash for legal, accounting and related services. Cash used for other expenditures is expected to be minimal. We hope to be able to attract suitable investors for our business plan, which will not require us to use our cash, although there can be no assurances that we will be successful in these efforts.

We expect to be able to secure capital through advances from our Chief Executive Officer in order to pay expenses such as organizational costs, filing fees, accounting fees and legal fees. We believe it will be difficult to secure capital in the future because we have no assets to secure debt and there is currently no trading market for our securities.  We will need additional capital in the next twelve months and if we cannot raise such capital on acceptable terms, we may have to curtail our operations or terminate our business entirely.

The inability to obtain financing or generate sufficient cash from operations could require us to reduce or eliminate expenditures for acquiring suitable partners or otherwise curtail or discontinue our operations, which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, to the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders. If we raise additional funds through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of  our common stock and the terms of such debt could impose restrictions on our operations.  Regardless of whether our cash assets prove to be inadequate to meet our operational needs, we may seek to compensate providers of services by issuing stock in lieu of cash, which may also result in dilution to existing stockholders.

OPERATING CAPITAL AND CAPITAL EXPENDITURE REQUIREMENTS

We are currently funding our initial operations by way of issuing 6,000,000 shares of our common stock valued at $0.001 per share to our Chief Executive Officer.  We hope to be able to attract suitable publishing partners seeking the benefits of stock-based compensation, which will not require us to use our cash, although there can be no assurances that we will be successful in these efforts.  Our Chief Executive Officer has committed to advancing us an additional $10,000 for certain operating costs in order to start implementing our business plan, the funds are loaned to the company as required to pay amounts owed by the Company.  As such, our operating capital is currently limited to the personal resources of our Chief Executive Officer.  The loans from our Chief Executive

Officer are unsecured and non-interest bearing and have no set terms of repayment.  We anticipate receiving additional capital once we are able to have our securities quoted on a public exchange, there is no guarantee our stock will become quoted on a public exchange or develop a market.

PLAN OF OPERATION AND FUNDING

We do not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with amounts to be loaned to or invested in us by our stockholders, management or other investors.

      During the next twelve months we anticipate incurring costs related to:

      (i) filing of Exchange Act reports, and

      (ii) costs relating to developing a professional journal devoted to radiology.

We believe we will be able to meet these costs through amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Going Concern

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company does not have material assets, nor does it have operations or a source of revenue to cover its operation costs and allow it to continue as a going concern. The Company has a deficit accumulated during development stage at June 30, 2010 and 2009 of $4,886 and $1,085, respectively. The Company will be dependent upon the raising of additional capital through placement of its common stock in order to implement its business plan. There can be no assurance that the Company will be successful in this situation.

Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might result from this uncertainty. The Company is funding its initial operations by way of loans from its Chief Executive Officer. The Company's officers and directors have committed to advancing certain operating costs of the Company.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and related notes are included as part of this report as indexed in the appendix on page F-1 through F-12.

ITEM 9.

CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), and that such information is accumulated and communicated to the Company’s  management to allow timely decisions regarding required disclosure.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer of the Company’s disclosure controls and procedures. Based on their evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures need improvement and were not effective as of June 30, 2010 to ensure timely reporting with the Securities and Exchange Commission. Management is in the process of identifying deficiencies with respect to the Company’s disclosure controls and procedures and implementing corrective measures.

Evaluation of and Report on Internal Control over Financial Reporting

The management of Journal of Radiology, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•

 Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of June 30, 2010, the Company’s internal control over financial reporting is ineffective based on those criteria as they relate to timely filing.

We have assessed the following material weaknesses as of June 30, 2010.

Information and Communication:

We have determined that our internal communication is not robust or appropriate enough to ensure all appropriate parties have the necessary facts and agreements to complete our financial reporting quickly, cleanly and with accuracy.

Remediation:

During the fiscal year ended June 30, 2011, we will conduct a financial reporting close call with all executives and those involved in the financial close to ensure all parties have the necessary facts to complete our financial reporting appropriately.

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting.  Management’s report is not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting identified in connection with the requisite evaluation that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The executive officers and directors of the Company as of May 4, 2011 are as follows:

Name	Age	Position
Aaron Shrira	68	President and Director
Elana Berman-Shrira	60	Secretary, Treasurer and Director

Duties, Responsibilities and Experience

Biographical Information

Aaron Shrira, age 68, has been the President and CEO of the Issuer since its incorporation. He is also the founder, and has been the CEO since 1983, of Reliable Printing Solutions and its affiliates including Century Computer

Products, Inc. These companies, based in Santa Monica, California, market toner and ink jet cartridges and related products and employ approximately 130 people. Prior to 1983 Mr. Shrira owned a construction company that built and operated Gasoline Stations. He began his business career in Real Estate, buying and selling real estate investments. Mr. Shrira received his BS degree in Mechanical Engineering from Indiana Institute of Technology. He is married to Elana Berman-Shrira, the other officer and director of the Company.

Elana Berman-Shrira, age 60, has been the Secretary, Treasurer and CFO of the Issuer since its incorporation. She has been involved in design, manufacturing and distribution of collectable jewelry for both private and public clientele since 1997. In addition she has been actively involved in consulting others in the purchasing of real estate, and the design and renovation/restoration of properties since 1995. Prior to that, Ms. Berman-Shrira received a B.A.in Sociology from California State University, Northridge and worked as a medical social worker for the County of Los Angeles. Subsequently, she earned a Master's Degree from Antioch University in Clinical Psychology. She is married to Aaron Shrira, the other officer and director of the Company.

CONFLICTS OF INTEREST

As noted above, the two members of the Company's management have other business interests, however, these other businesses are not seeking mergers or acquisitions and have entirely different business plans from that of this Issuer. Consequently, there are no known potential conflicts of interest in the different businesses, however there is a potential conflict of interest in the time which the officers and directors devote to this Company and to their other interests. We do not currently have an agreement as to the amount of time that will be devoted to the Company's affairs. Management has stated that it will devote such time as it believes necessary to seeking out potential business combination targets for the Company.

The officers and directors are, so long as they are officers or directors of the Company, subject to the restriction that all opportunities contemplated by the Company's plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to the Company. A breach of this requirement will be a breach of the fiduciary duties of the officer or director.

However, all directors may still individually take advantage of opportunities if the Company should decline to do so. Except as set forth above, we have not adopted any other conflict of interest policy with respect to such transactions.

ITEM 11.

EXECUTIVE COMPENSATION.

Summary of Cash and Certain Other Compensation

The following table provides certain summary information concerning the compensation earned by the named executive officers for the fiscal years ended June 30, 2010 and 2009, for services rendered in all capacities to Journal of Radiology, Inc.:

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Aaron Shrira, President and Director	2010	$-	$ -	$ -	$ -	$ -	$ -	$ -	$ -
	2009	$-	$ -	$ -	$ -	$ -	$ -	$ -	$ -

Elana Berman-Shrira, Secretary, Treasurer and Director	2010	$-	$ -	$ -	$ -	$ -	$ -	$ -	$ -
	2009	$-	$ -	$ -	$ -	$ -	$ -	$ -	$ -

Director Compensation

The following table provides compensation summary concerning the compensation earned by the named directors for the years ended June 30, 2010 and 2009.

Name	Year	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Aaron Shrira, Director	2010	$-	$ -	$ -	$ -	$ -	$ -	$-
	2009	$-	$ -	$ -	$ -	$ -	$ -	$-

Elana Berman-Shrira, Director	2010	$-	$ -	$ -	$ -	$ -	$ -	$-
	2009	$-	$ -	$ -	$ -	$ -	$ -	$-

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of May 4, 2011, information about the beneficial ownership of our capital stock with respect to each person known by Journal of Radiology, Inc. to own beneficially more than 5% of the outstanding capital stock, each director and officer, and all directors and officers as a group.

	Number of Shares Beneficially Owned		Percentage of Class (2)
Name and Address(1)		Class
Aaron Shrira(3)	6,000,000	Common	85%
President and Director
Elana Berman-Shrira(3)	-	Common	*

All directors and executive officers (2 persons)	6,000,000	Common	85%
*Denotes less than 1%

1)     Unless noted otherwise, the address for all persons listed is c/o the Company at 2230 Michigan Avenue,

               Santa Monica, California 90404.

2)    The above percentages are based on 7,085,000 shares of common stock outstanding as May 4, 2011.

3)   Elana Berman-Shrira may be considered the beneficial owner of 6,000,000 shares owned by her husband Aaron Shrira.

“Beneficial ownership” means the sole or shared power to vote or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of or to direct the disposition of, a security).

There are no arrangements, known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of Journal of Radiology, Inc.

There are no arrangements or understandings among members of both the former and the new control groups and their associates with respect to election of directors or other matters.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

None.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by the Company's auditors for the professional services rendered in connection with the audit of the Company's annual financial statements, review of our Form 10 and reviews of the financial statements included in the Company's Forms 10-Qs for fiscal 2010 and 2009 were approximately $2,500 and $0, respectively.

Audit-Related Fees

None.

Tax Fees

None.

All Other Fees

Fees billed in connection with subsidiary stand alone audits in fiscal 2010 and 2009 were approximately $0 and $0, respectively.

PART IV.

ITEM 15.

EXHIBITS.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Articles of Incorporation		10/A#2		3.1	11/5/2009
3.2	Bylaws		10/A #2		3.2	11/5/2009
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOURNAL OF RADIOLOGY, INC.

Date: May 5, 2011	By:	/s/ Aaron Shrira
Aaron Shrira President and Director (Principal Executive Officer)

Date: May 5, 2011	By:	/s/ Elana Berman-Shrira Elana Berman-Shrira Treasurer and Director (Principal Accounting and Financial Officer)

JOURNAL OF RADIOLOGY, INC.

FINANCIAL STATEMENTS

JUNE 30, 2010 AND 2009

Chang G. Park, CPA, Ph. D.

t 2667 CAMINO DEL RIO S. PLAZA B t SAN DIEGO t CALIFORNIA 92108-3707t

t TELEPHONE (858)722-5953 t FAX (858) 761-0341  t FAX (858) 764-5480 t

t E-MAIL changgpark@gmail.com t

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Journal of Radiology, Inc.

We have audited the accompanying balance sheet of Journal of Radiology, Inc. (A Development Stage Company, the “Company”) as of June 30, 2010 and 2009 and the related statements of operations, changes in shareholders’ equity and cash flows for the period from May 21, 2009 (inception) through June 30, 2010. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Journal of Radiology, Inc. as of June 30, 2010 and 2009, and the result of its operations and its cash flows for the period from May 21, 2009 (inception) through June 30, 2010 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Chang Park

CHANG G. PARK, CPA

May 5, 2011

San Diego, CA. 92108

Member of the California Society of Certified Public Accountants

Registered with the Public Company Accounting Oversight Board

JOURNAL OF RADIOLOGY, INC.

BALANCE SHEETS

(A Development Stage Company)

	As of Year End June 30, 2010	As of Year End June 30, 2009
Assets
Cash	$4,699	$-

Total Assets	$4,699	$-

Liabilities and Stockholders' Equity
Due to Director	2,500	-
Total Liabilities	$2,500	$-
Stockholders’ Equity :
Common Stock, @$0.001; 75,000,000 shares authorized, 7,085,000 and 1,085,000 issued and outstanding, respectfully.	7,085	1,805
Deficit Accumulated during Development Stage	(4,886)	(1,085)
Total Stockholders’ Equity	2,199	-

Total liabilities and stockholders' equity	$4,699	$-

See Notes to Financial Statements

JOURNAL OF RADIOLOGY, INC.

STATEMENTS OF OPERATIONS

(A Development Stage Company)

	For the Year ended June 30, 2010	For the Year ended June 30, 2009	From Inception (May 21, 2009) to June 30, 2010

Revenue	$ -	$ -	$ -

Total Revenue	-	-	-

Operating Costs:
Professional Fees	3,000	1,085	4,085
Administrative Expenses	801	-	801

Total Operating Costs	3,801	1,085	4,886

Operating Income (Loss)	(3,801)	(1,085)	(4,886)

Other Income (Expense)	-	-	-

Net Income (Loss)	$ (3,801)	$ (1,085)	$ (4,886)

Basic and Diluted (Loss) per Share	(0.00)	(0.00)

Weighted Average Number of Common Shares Outstanding	6,986,370	1,085,000

See Notes to Financial Statements

JOURNAL OF RADIOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' EQUITY

FROM INCEPTION (MAY 21, 2009) TO JUNE 30, 2010

	Common Shares	Common Stock	Additional Paid-in Capital	During the Development Stage	Total Stockholders’ Equity
Common Stock Issued Per Court Order May 21, 2009	1,085,000	$ 1,085	$ -	$ -	$ 1,085
Net (Loss) for the period ended June 30, 2009	-	-	-	(1,085)	(1,085)
Balance June 30, 2009	1,085,000	1,085	-	(1,085)	-

Common Stock Issued July 6, 2009	6,000,000	6,000	-	-	6,000
Net Loss for the year ended June 30, 2010	-	-	-	(3,801)	(3,801)
Balance June 30, 2010	7,085,000	$ 7,085	$ -	$ (4,886)	$ 2,199

See Notes to Financial Statements

JOURNAL OF RADIOLOGY, INC.

STATEMENTS OF CASH FLOWS

(A Development Stage Company)

	For the Year Ended June 30, 2010	For the Year Ended June 30, 2009	From Inception (May 21, 2009) to June 30, 2010
Cash Flows from Operating Activities
Net Income (Loss)	$ (3,801)	$ (1,085)	$ (4,886)

Adjustments to Reconcile Net Income (Loss) to Net Cash (Used in) Operating Activities:	-	-	-

Net Cash Provided by (Used in) Operating Activities	$ (3,801)	$ (1,085)	$ (4,886)

Cash Flows from Investing Activities:

Net Cash Provided by Investing Activities	-	-	-

Cash Flows from Financing Activities:
Increase in Loan Payable (Related Party)	2,500	-	2,500
Issuance of Common Stock	6,000	1,085	7,085
Net Cash Provided by Financing Activities	8,505	1,085	9,585

Net Increase (Decrease) in Cash	4,699	-	4,699
Cash Beginning of Year	-	-	-
Cash End of Year	$ 4,699	$ -	$ 4,699

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for:
Interest Paid	$ -	$ -	$ -
Income Taxes Paid	$ -	$ -	$ -

See Notes to Financial Statements

JOURNAL OF RADIOLOGY, INC.

(A Development Stage Company)

Notes to Financial Statements

June 30, 2010

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

b. BASIC EARNINGS PER SHARE

ASC No. 260, “Earnings Per Share”, specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock.   The Company has adopted the provisions of ASC No. 260.

Basic net loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding.  Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

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

f. STOCK-BASED COMPENSATION

We follow ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. The Company granted stock awards, at par value, to its officers, directors and advisors for services rendered in its formation. Accordingly, stock-based compensation has been recorded to date.

g. INCOME TAXES

Income taxes are provided in accordance with Codifications topic 740, “Income Taxes”, which requires an asset and liability approach for the financial accounting and reporting of income taxes.  Current income tax expense (benefit) is the amount of income taxes expected to be payable (receivable) for the current year.  A deferred tax asset and/or liability is computed for both the expected future impact of differences between the financial statement and tax bases of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards.  Deferred income tax expense is generally the net change during the year in the deferred income tax asset and liability.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be “more likely than not” realized in future tax returns.  Tax rate changes and changes in tax law are reflected in income in the period such changes are enacted.

h. IMPACT OF NEW ACCOUNTING STANDARDS

In February 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”), which is included in the FASB Accounting Standards Codification (the “ASC”) Topic 855 (Subsequent Events).  ASU 2010-09 clarifies that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued.  ASU 2010-09 is effective upon the issuance of the final update and did not have a significant impact on the Company’s financial statements.

In June 2009, the FASB issued guidance now codified as ASC 105, “Generally Accepted Accounting Principles” as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC.  ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place.  The adoption of ASC 105 did not have a material impact on the Company’s financial statements, but did eliminate all references to pre-codification standards.

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.

NOTE 3. GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates course of business. Currently, the Company does not have significant cash or other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company.

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

NOTE 4. STOCKHOLDERS' EQUITY - COMMON STOCK

The authorized common stock of the Company consists of 75,000,000 shares with $0.001 par value. No other class of stock is authorized. As of June 30, 2010, there were a total of 7,085,000 common shares issued and outstanding.

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

On July 6, 2009 the President of the Issuer acquired 6,000,000 common shares from the Issuer in a private placement for cash. The shares were purchased at par value ($0.001 per share) for a total investment of $6,000.

As a result of these issuances there were a total 7,085,000 common shares issued and outstanding, and a total of 5,000,000 warrants issued and outstanding, at June 30, 2010.

NOTE 5. INCOME TAXES

Deferred tax assets

At June 30, 2010, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $4,886 that may be offset against future taxable income through 2030.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $1,661 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $1,661.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability. The valuation allowance increased approximately $1,292 for the period from June 30, 2009 through June 30, 2010.

Components of deferred tax assets at June 30, 2010 are as follows:

June 30, 2010
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	1,661
Less valuation allowance	(1,661)

Deferred tax assets, net of valuation allowance	$-

Income taxes in the statements of operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

For the period from (inception) through June 30, 2010

Federal statutory income tax rate	34.0%
Change in valuation allowance on net operating loss carry-forwards	(34.0)%
Effective income tax rate	0.0%

NOTE 6. RELATED PARTY TRANSACTIONS

The Company received from a director, a related party $2,500 for payment of expenses. This amount is included on the balance sheet as due to director as a current liability.

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

NOTE 8. COMMITMENT AND CONTIGENTCY

There is no commitment or contingency to disclose as of the period ended June 30, 2010.