Form 10-Q
period 2010-09-30
Journal of Radiology, Inc.
filed 2011-05-24
CIK 1470550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

☐

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-53780

JOURNAL OF RADIOLOGY, INC.

(Exact name of registrant as specified in its charter)

Nevada	27-0491634
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

2230 Michigan Avenue Santa Monica, California	90404
(Address of Principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code.	(310) 460-7303

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐      No  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. ☐

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑      No ☐

As of May 23, 2011, the registrant had 7,085,000 outstanding shares of Common Stock.

Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of this Quarterly Report on Form 10-Q, including any projections of earnings, revenue or other financial items, any statements regarding the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, any statements regarding expected benefits from any transactions and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risk and uncertainties, including, but not limited to, the risk factors set forth in “Part II, Item 1A – Risk Factors” below and for the reasons described elsewhere in this Quarterly Report on Form 10-Q. All forward looking statements and reasons why results may differ included in this report are made as of the date hereof and we do not intend to update any forward-looking statements except as required by law or applicable regulations. Except where the context otherwise requires, in this Quarterly Report on Form 10-Q, the “Company,” “Journal of Radiology,” “we,” “us” and “our” refer to Journal of Radiology, Inc., a Nevada corporation.

PART 1 – FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS

The unaudited financial statements included herein have been prepared by Journal of Radiology, Inc. (the “Company”). In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. It is suggested that these financial statements and notes to the financial statements be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

JOURNAL OF RADIOLOGY, INC.

(A Development Stage Company)

BALANCE SHEETS

	September 30, 2010	June 30, 2010
	(Unaudited)	(Audited)
Assets:
Current assets
Cash	$4,699	$4,699
Total current assets	4,699	4,699
Total assets	$4,699	$4,699

Liabilities and Stockholders' Equity:
Current liabilities
Due to Director	$2,500	$2,500
Total current liabilities	2,500	2,500
Total liabilities	2,500	2,500
Stockholders’ Equity:
Common Stock, $0.001 par value; 75,000,000 shares authorized, 7,085,000 and 7,085,000 issued and outstanding, respectively	7,085	7,085
Deficit accumulated during development stage	(4,886)	(4,886)
Total stockholders’ equity	2,199	2,199

Total liabilities and stockholders' equity	$4,699	$4,699

The accompanying notes are an integral part of these financial statements.

JOURNAL OF RADIOLOGY, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

 (Unaudited)

	For the Three Months Ended September 30, 2010	For the Three Months Ended September 30, 2009	From Inception (May 21, 2009) to September 30, 2010

Revenue	$ -	$ -	$ -

Total revenue	-	-	-

Operating costs:
Professional fees	-	-	4,085
Administrative expenses	-	-	801

Total operating costs	-	-	4,886

Net loss	$ -	$ -	$ (4,886)

Basic net loss per share	(0.00)	(0.00)

Basic weighted average number of common shares outstanding	7,085,000	7,085,000

The accompanying notes are an integral part of these financial statements.

JOURNAL OF RADIOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' EQUITY

FROM INCEPTION (MAY 21, 2009) TO SEPTEMBER 30, 2010

	Common Shares	Common Stock	Accumulated Deficit During the Development Stage	Total Stockholders’ Equity
Inception, May 21, 2009	-	$ -	$ -	$ -
Common stock issued per court order May 21, 2009	1,085,000	1,085	-	1,085
Net loss	-	-	(1,085)	(1,085)
Balance June 30, 2009	1,085,000	1,085	(1,085)	-

Common stock issued for cash July 6, 2009	6,000,000	6,000	-	6,000
Net Loss	-	-	(3,801)	(3,801)
Balance June 30, 2010	7,085,000	7,085	(4,886)	2,199

Net Loss	-	-	-	-
Balance September 30, 2010 (unaudited)	7,085,000	$ 7,085	$ (4,886)	$ 2,199

The accompanying notes are an integral part of these financial statements.

JOURNAL OF RADIOLOGY, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

 (Unaudited)

	For the Three Months Ended September 30, 2010	For the Three Months Ended September 30, 2009	From Inception (May 21, 2009) to September 30, 2010
Cash Flows from Operating Activities
Net loss	$ -	$ -	$ (4,886)

Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock per court order	-	-	1,085
Net cash used in operating activities	-	-	(3,801)

Cash Flows from Financing Activities:
Due to Director	-	-	2,500
Issuance of common stock	-	6,000	6,000
Net cash provided by financing activities	-	6,000	8,500

Net increase in cash	-	6,000	4,699
Cash beginning of period	4,699	-	-
Cash end of period	$ 4,699	$ 6,000	$ 4,699

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for:
Interest Paid	$ -	$ -	$ -
Income Taxes Paid	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

JOURNAL OF RADIOLOGY, INC.

(A Development Stage Company)

Notes to Financial Statements

 September 30, 2010

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

The unaudited financial statements included herein have been prepared by Journal of Radiology, Inc. (the “Company”). In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. It is suggested that these financial statements and notes to the financial statements be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

The Company has been in the development stage since its formation and has not yet realized any revenues from its planned operations.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. BASIS OF ACCOUNTING

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a June 30 year-end.

b. RECLASSIFACTIONS

The Company reclassified $1,085 of common stock issued per court order in the statement of cash flows as an adjustment to reconcile net income to net cash used in operating activities from cash flows from financing activities. As a result of the change, net cash provided by operating activities from inception increased to ($3,801) and net cash provided by financing activities since inception decreased to $8,500. There was no change in the overall cash at the end of the period from inception.

c. BASIC EARNINGS PER SHARE

The Company reports earnings (loss) per share in accordance with FASB Accounting Standards Codification Topic 260 (ASC 260-10), "Earnings Per Share". This statement requires dual presentation of basic and diluted earnings (loss) per share with a reconciliation of the numerator and denominator of the loss per share computations. Basic earnings per share amounts are based on the weighted average shares of common shares outstanding. If applicable, diluted earnings per share assumes the conversion, exercise or issuance of all common stock instruments such as options, warrants and convertible securities, determined by the treasury stock method, unless the effect is to reduce a loss or increase earnings per share. Accordingly, this presentation has been adopted for the period presented. There were no adjustments required for the period presented in the computation of diluted earnings per share.

d. ESTIMATES

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

e. CASH and CASH EQUIVALENT

Investments with maturity of three months or less are considered to be cash equivalents.

f. REVENUE RECOGNITION

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

g. STOCK-BASED COMPENSATION

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

h. INCOME TAXES

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

i. IMPACT OF NEW ACCOUNTING STANDARDS

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

NOTE 3. GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. Currently, the Company does not have significant cash or other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset  amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

NOTE 4. STOCKHOLDERS' EQUITY - COMMON STOCK

The authorized common stock of the Company consists of 75,000,000 shares with $0.001 par value. No other class of stock is authorized. As of September 30, 2010, there were a total of 7,085,000 common shares issued and outstanding.

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

As a result of these issuances there were a total 7,085,000 common shares issued and outstanding, and a total of 5,000,000 warrants issued and outstanding, at September 30, 2010.

NOTE 5. WARRANTS AND OPTIONS

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

The fair value of these warrants was estimated at the date of the Company's inception, May 21, 2009, which was also the date of the grant, using the Black-Scholes Option Pricing Model with current value of the stock at $0.001 (par value) since there is no market for the stock at the time; dividend yield of 0%; risk-free interest rate of 2.16% (5 year Treasury Note rate at the issue date); volatility rate of 67%; and expiration date of 5 years. Since the stock does not trade, and since its par value is $0.001, the fair value of the warrants came out to be zero.

NOTE 6. RELATED PARTY TRANSACTIONS

The Company received from a director, a related party, $2,500 for payment of expenses. This amount is included on the balance sheet as due to director as a current liability. The loan is non-interest bearing, unsecured, and due on demand.

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

NOTE 7. COMMITMENTS AND CONTINGENCIES

There are no commitments or contingencies to disclose as of the quarter ended September 30, 2010.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

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

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2010 COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2010

REVENUES

For the quarter ended September 30, 2010 and 2009 we generated $0 and $0 revenue, respectively.   We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer. The Company has been in the development stage since its formation and has not yet realized any revenues from its planned operations.

COSTS OF GOODS SOLD

We did not incur cost of sales for the quarter ended September 30, 2010 or quarter ended September 30, 2009.

GENERAL AND ADMINISTRATIVE EXPENSES

We did not incur general and administrative expenses for the quarter ended September 30, 2010 or quarter ended September 30, 2009.

NET INCOME/LOSS

Our net loss for the quarter ended September 30, 2010 and the quarter ended September 30, 2009 was $0 and $0, respectively.

LIQUIDITY

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As of September 30, 2010, we had cash of $4,699 and total liabilities of $2,500. Our cash flows from operating activities for the quarter ended September 30, 2010 resulted in cash used of $0. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations. Our cash flow from financing activities for the quarter ended September 30, 2010 was $0. The Company has an accumulated deficit during development stage at September 30, 2010 and June 30, 2010 of $4,886 and $4,886, respectively. The deficit reported at June 30, 2010 is largely a result of operating expenses for accounting and legal costs. These conditions led to our auditor reporting substantial doubt about our ability to continue as a going concern.

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

Going Concern

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company does not have material assets, nor does it have operations or a source of revenue to cover its operation costs and allow it to continue as a going concern. The Company has a deficit accumulated during development stage at September 30, 2010 and June 30, 2010 of $4,886 and $4,886, respectively. The Company will be dependent upon the raising of additional capital through placement of its common stock in order to implement its business plan. There can be no assurance that the Company will be successful in this situation.

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

ITEM 3. QUANTITATIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to be effective in providing reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), and that such information is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure.

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

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures. Based on their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures need improvement and were not adequately effective as of September 30, 2010 to cause the information required to be disclosed in reports that the Company files or submits under the Exchange Act to be recorded, processed, summarized and reported within the time periods prescribed by the SEC, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to ensure timely decisions regarding required disclosure. Management is in the process of identifying deficiencies with respect to the Company’s disclosure controls and procedures and implementing corrective measures.

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

NONE.

ITEM 1A. RISK FACTORS

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

The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the business opportunity which we identify, if any is identified. While management intends to seek business agreement(s) or combination(s) with entities having established operating histories, there can be no assurance that we will be successful in locating candidates meeting such criteria. In the event we complete a business agreement or combination, of which there can be no assurance, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

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

Any secondary trading market which may develop, may only be conducted in those jurisdictions where an applicable exemption is available or where the shares have been registered.

We do not have any legal opinions as it relates to whether we are a blind pool or blank-check company. The Securities and Exchange Commission have adopted a rule (Rule 419) which defines a blank-check company as (i) a development stage company, that is (ii) offering penny stock, as defined by Rule 3a51-1, and (iii) that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies. Certain jurisdictions may have definitions that are more restrictive than Rule 419. We have been informed that the Securities and Exchange Commission has cautioned that "it will scrutinize registered offerings for attempts to create the appearance that the registrant has a specific business plan, in an effort to avoid the application of Rule 419." Provisions of Rule 419 apply to every registration statement filed under the Securities Act of 1933, as amended, relating to an offering by a blank-check company. We have never filed a registration statement under the Securities Act of 1933, as amended.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES. None.

ITEM 4. [RESERVED AND REMOVED]

ITEM 5. OTHER INFORMATION. None.

ITEM 6. EXHIBITS.

Except as so indicated in Exhibits 32.1 and 32.2, the following exhibits are filed as part of, or incorporated by reference, this Quarterly Report on Form 10-Q.

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

*Exhibits 32.1 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as otherwise stated in such filing.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOURNAL OF RADIOLOGY, INC.

Date: May 24, 2011	By:	/s/ Aaron Shrira
Aaron Shrira President and Director (Principal Executive Officer)

Date: May 24, 2011	By:	/s/ Elana Berman-Shrira Elana Berman-Shrira Treasurer and Director (Principal Accounting and Financial Officer)