Form 10-Q
period 2010-12-31
Journal of Radiology, Inc.
filed 2011-05-24
CIK 1470550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

or

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

JOURNAL OF RADIOLOGY, INC.

(A Development Stage Company)

BALANCE SHEETS

	December 31, 2010	June 30, 2010
	(Unaudited)	(Audited)

Assets:
Current assets
Cash	$2,683	$4,699
Total current assets	2,683	4,699
Total assets	$2,683	$4,699

Liabilities and Stockholders' Equity
Current liabilities
Due to Director	$2,500	$2,500
Total current liabilities	2,500	2,500
Total liabilities	2,500	2,500
Stockholders’ Equity:
Common Stock, $0.001 par value; 75,000,000 shares authorized, 7,085,000 and 7,085,000 issued and outstanding, respectively	7,085	7,085
Deficit accumulated during development stage	(6,902)	(4,886)
Total stockholders’ equity	183	2,199

Total liabilities and stockholders' equity	$2,683	$4,699

The accompanying notes are an integral part of these financial statements.

JOURNAL OF RADIOLOGY, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended December 31, 2010	For the Three Months Ended December 31, 2009	For the Six Months Ended December 31, 2010	For the Six Months Ended December 31, 2009	From Inception (May 21, 2009) to December 31, 2010

Revenue	$ -	$ -	$ -	$ -	$ -

Total revenue	-	-	-	-	-

Operating costs:
Professional fees	2,000	-	2,000	-	6,085
Administrative expenses	16	-	16	-	817

Total operating costs	2,016	-	2,016	-	6,902

Net loss	$ (2,016)	$ -	$ (2,016)	$ -	$ (6,902)

Basic net loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Basic weighted average number of common shares outstanding	7,085,000	7,085,000	7,085,000	7,085,000

The accompanying notes are an integral part of these financial statements.

JOURNAL OF RADIOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' EQUITY

FROM INCEPTION (MAY 21, 2009) TO December 31, 2010

	Common Shares	Common Stock	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity
Inception, May 21, 2009	-	$ -	$ -	$ -
Common stock issued per court order May 21, 2009	1,085,000	1,085	-	-
Net loss	-	-	(1,085)	(1,085)
Balance June 30, 2009	1,085,000	1,085	(1,085)	(1,085)

Common stock issued for cash July 6, 2009	6,000,000	6,000	-	6,000
Net loss	-	-	(3,801)	(3,801)
Balance June 30, 2010	7,085,000	7,085	(4,886)	(2,199)

Net loss	-	-	(2,016)	(2,016)
Balance December 31, 2010 (unaudited)	7,085,000	$ 7,085	$ (6,902)	$ 183

The accompanying notes are an integral part of these financial statements.

JOURNAL OF RADIOLOGY, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

 (Unaudited)

	For the Six Months Ended December 31, 2010	For the Six Months Ended December 31, 2009	From Inception (May 21, 2009) to December 31, 2010
Cash Flows from Operating Activities
Net loss	$ (2,016)	$ -	$ (6,902)

Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock per court order	-	-	-
Net cash used in operating activities:	(2,016)	-	(5,817)

Cash Flows from Financing Activities:
Due to Director	-	-	2,500
Issuance of common stock	-	-	6,000
Net cash provided by financing activities	-	-	8,500

Net increase in cash	(2,016)	-	2,683
Cash beginning of period	4,699	-	-
Cash end of period	$ 2,683	$ -	$ 2,683

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for:
Interest Paid	$ -	$ -	$ -
Income Taxes Paid	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

JOURNAL OF RADIOLOGY, INC.

(A Development Stage Company)

Notes to Financial Statements

 December 31, 2010

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

b. RECLASSIFACTION

The Company reclassified $1,085 of common stock issued per court order in the statement of cash flows as an adjustment to reconcile net loss to net cash used in operating activities from cash flows from financing activities. As a result of the change, net cash provided by operating activities from inception increased to ($5,817) and net cash provided by financing activities since inception decreased to $8,500. There was no change in the overall cash at the end of the period from inception.

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

e. CASH and CASH EQUIVALENTS

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

NOTE 3. GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. Currently, the Company does not have significant cash or other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. As of December 31, 2010 the Company had an accumulated deficit during development stage of $6,902. The officers and directors have committed to advancing certain operating costs of the Company. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

NOTE 4. STOCKHOLDERS' EQUITY - COMMON STOCK

The authorized common stock of the Company consists of 75,000,000 shares with $0.001 par value. No other class of stock is authorized. As of December 31, 2010, there were a total of 7,085,000 common shares issued and outstanding.

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

As a result of these issuances there were a total 7,085,000 common shares issued and outstanding, and a total of 5,000,000 warrants issued and outstanding, at December 31, 2010.

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

NOTE 7. COMMITMENTS AND CONTINGENCIES

There are no commitments or contingencies to disclose as of the quarter ended December 31, 2010.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE-MONTH PERIODS ENDED DECEMBER 31, 2010 AND 2009

REVENUES

For the three months ended December 31, 2010 and December 31, 2009 we generated $0 and $0 revenue, respectively.   We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer. The Company has been in the development stage since its formation and has not yet realized any revenues from its planned operations.

COSTS OF GOODS SOLD

We did not incur cost of sales for the three months ended December 31, 2010 or three months ended December 31, 2009.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $2,016 for the three months ended December 31, 2010, compared to $0 for the three months ended December 31, 2009, an increase of $2,016. The increase is attributed to business accounting and professional services.

NET LOSS

Our net loss for the three months ended December 31, 2010 and the three months ended December 31, 2010 was $2,016 and $0, respectively.

COMPARISON OF THE SIX-MONTH PERIODS ENDED DECEMBER 31, 2010 AND 2009

REVENUES

For the six months ended December 31, 2010 and December 31, 2009 we generated $0 and $0 revenue, respectively.   We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer. The Company has been in the development stage since its formation and has not yet realized any revenues from its planned operations.

COSTS OF GOODS SOLD

We did not incur cost of sales for the six months ended December 31, 2010 or six months ended December 31, 2009.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $2,016 for the six months ended December 31, 2010, compared to $0 for the six months ended December 31, 2009, an increase of $2,016. The increase is attributed to business accounting and professional services.

NET LOSS

Our net loss for the six months ended December 31, 2010 and the six months ended December 31, 2010 was $2,016 and $0, respectively.

LIQUIDITY

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As of December 31, 2010, we had cash of $2,683 and total liabilities of $2,500. Our cash flows from operating activities for the six month ended December 31, 2010 resulted in cash used of $2,016. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations. Our cash flow from financing activities for the six months ended December 31, 2010 was $0. The Company has an accumulated deficit during development stage at December 31, 2010 and June 30, 2010 of $6,902 and $4,886, respectively. The deficit reported at December 31, 2010 is largely a result of operating expenses for accounting and legal costs. These conditions led to our auditor reporting substantial doubt about our ability to continue as a going concern.

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

Going Concern

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company does not have material assets, nor does it have operations or a source of revenue to cover its operation costs and allow it to continue as a going concern. The Company has a deficit accumulated during development stage at December 31, 2010 and June 30, 2010 of $6,902 and $4,886, respectively. The Company will be dependent upon the raising of additional capital through placement of its common stock in order to implement its business plan. There can be no assurance that the Company will be successful in this situation.

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

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures. Based on their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures need improvement and were not adequately effective as of December 31, 2010 to cause the information required to be disclosed in reports that the Company files or submits under the Exchange Act to be recorded, processed, summarized and reported within the time periods prescribed by the SEC, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to ensure timely decisions regarding required disclosure. Management is in the process of identifying deficiencies with respect to the Company’s disclosure controls and procedures and implementing corrective measures.

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

If we enter a business combination with a private concern, that, in all likelihood, would result in the Company issuing securities to shareholders of any such private company. The issuance of our previously authorized and unissued Common Stock would result in reduction in percentage of shares owned by our present and prospective.

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

Blue sky laws, regulations, orders, or interpretations place limitations on offerings or sales of securities by "blank check" companies or in "blind-pool" offerings, or if such securities represent "cheap stock" previously issued to promoters or others. Our majority shareholder, because he received stock at a price of $.001 for each share, may be deemed to hold"cheap stock." These limitations typically provide, in the form of one or more of the following limitations, that such securities are:

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