Form 10-Q
period 2011-03-31
Journal of Radiology, Inc.
filed 2011-05-24
CIK 1470550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

JOURNAL OF RADIOLOGY, INC.

(A Development Stage Company)

BALANCE SHEETS

	March 31, 2011	June 30, 2010
	(Unaudited)	(Audited)

Assets:
Current assets
Cash	$135	$4,699
Total current assets	135	4,699
Total assets	$135	$4,699

Liabilities and Stockholders' Equity
Current Liabilities
Due to Director	$3,500	$2,500
Total current liabilities	3,500	2,500
Total liabilities	3,500	2,500
Stockholders’ Equity:
Common Stock, $0.001 par value; 75,000,000 shares authorized, 7,085,000 and 7,085,000 issued and outstanding, respectively	7,085	7,085
Deficit accumulated during development stage	(10,450)	(4,886)
Total stockholders’ equity	(3,365)	2,199

Total liabilities and stockholders' equity	$135	$4,699

The accompanying notes are an integral part of these financial statements.

JOURNAL OF RADIOLOGY, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

 (Unaudited)

	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31, 2010	For the Nine Months Ended March 31, 2011	For the Nine Months Ended March 31, 2010	From Inception (May 21, 2009) to March 31, 2010

Revenue	$ -	$ -	$ -	$ -	$ -

Total revenue	-	-	-	-	-

Operating costs:
Professional fees	3,500	-	5,500	-	9,585
Administrative expenses	48	-	64	-	865

Total operating costs	3,548	-	5,564	-	10,450

Net loss	$ (3,548)	$ -	$ (5,564)	$ -	$ (10,450)

Basic net loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Basic weighted average number of common shares outstanding	7,085,000	7,085,000	7,085,000	7,085,000

The accompanying notes are an integral part of these financial statements.

JOURNAL OF RADIOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' EQUITY

FROM INCEPTION (MAY 21, 2009) TO MARCH 31, 2011

	Common Shares	Common Stock	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity
Inception, May 21, 2009	-	$ -	$ -	$ -
Common stock issued per court order May 21, 2009	1,085,000	1,085	-	1,085
Net loss for the period ended June 30, 2009	-	-	(1,085)	(1,085)
Balance June 30, 2009	1,085,000	1,085	(1,085)	-

Common stock issued for cash July 6, 2009	6,000,000	6,000	-	6,000
Net loss	-	-	(3,801)	(3,801)
Balance June 30, 2010	7,085,000	7,085	(4,886)	2,199

Net loss	-	-	(5,564)	(5,564)
Balance March 31, 2011 (unaudited)	7,085,000	$ 7,085	$ (10,450)	$ (3,365)

The accompanying notes are an integral part of these financial statements.

JOURNAL OF RADIOLOGY, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

 (Unaudited)

	For the Nine Months Ended March 31, 2011	For the Nine Months Ended March 31, 2010	From Inception (May 21, 2009) to March 31, 2011
Cash Flows from Operating Activities
Net income loss	$ (5,564)	$ -	$ (10,450)

Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock per court order	-	-	1,085
Net cash used in operating activities	(5,564)	-	(9,365)

Cash Flows from Financing Activities:
Due to Director	1,000	-	3,500
Issuance of common stock	-	-	6,000
Net cash provided by financing activities	1,000	-	9,500

Net increase in cash	(4,564)	-	135
Cash beginning of period	4,699	-	-
Cash end of period	$ 135	$ -	$ 135

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for:
Interest Paid	$ -	$ -	$ -
Income Taxes Paid	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

JOURNAL OF RADIOLOGY, INC.

(A Development Stage Company)

Notes to Financial Statements

 March 31, 2011

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

b. RECLASSIFACTIONS

The Company reclassified $1,085 of common stock issued per court order in the statement of cash flows as an adjustment to reconcile net loss to net cash used in operating activities from cash flows from financing activities. As a result of the change, net cash provided by operating activities from inception increased to ($9,365) and net cash provided by financing activities since inception decreased to $9,500. There was no change in the overall cash at the end of the period from inception.

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

NOTE 3. GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. Currently, the Company does not have significant cash or other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. As of March 31, 2011 the Company had a accumulated deficit during development stage of $10,450. The officers and directors have committed to advancing certain operating costs of the Company. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

NOTE 4. STOCKHOLDERS' EQUITY - COMMON STOCK

The authorized common stock of the Company consists of 75,000,000 shares with $0.001 par value. No other class of stock is authorized. As of March 31, 2011, there were a total of 7,085,000 common shares issued and outstanding.

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

As a result of these issuances there were a total 7,085,000 common shares issued and outstanding, and a total of 5,000,000 warrants issued and outstanding, at March 31, 2011.

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

 NOTE 6. RELATED PARTY TRANSACTIONS

The Company received from a director, a related party $3,500, for payment of expenses. This amount is included on the balance sheet as due to director as a current liability. The loan is non-interest bearing, unsecured, and due on demand.

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

NOTE 7. COMMITMENTS AND CONTINGENCIES

There are no commitments or contingencies to disclose as of the quarter ended March 31, 2011.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE-MONTH PERIODS ENDED MARCH 31, 2011 AND 2010

REVENUES

For the three months ended March 31, 2011 and March 31, 2010 we generated $0 and $0 revenue, respectively.   We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer. The Company has been in the development stage since its formation and has not yet realized any revenues from its planned operations.

COSTS OF GOODS SOLD

We did not incur cost of sales for the three months ended March 31, 2011 or three months ended March 31, 2010.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $3,548 for the three months ended March 31, 2011, compared to $0 for the three months ended March 31, 2010, an increase of $3,548. The increase is attributed to business accounting and professional services.

NET LOSS

Our net loss for the three months ended March 31, 2011 and the three months ended March 31, 2010 was $3,548 and $0, respectively.

COMPARISON OF THE NINE-MONTH PERIODS ENDED MARCH 31, 2011 AND 2010

REVENUES

For the nine months ended March 31, 2011 and March 31, 2010 we generated $0 and $0 revenue, respectively.   We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer. The Company has been in the development stage since its formation and has not yet realized any revenues from its planned operations.

COSTS OF GOODS SOLD

We did not incur cost of sales for the nine months ended March 31, 2011 or nine months ended March 31, 2010.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $5,564 for the nine months ended March 31, 2011, compared to $0 for the nine months ended March 31, 2010, an increase of $5,564. The increase is attributed to business accounting and professional services.

NET LOSS

Our net loss for the nine months ended March 31, 2011 and the nine months ended March 31, 2010 was $5,564 and $0, respectively.

LIQUIDITY

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As of March 31, 2011, we had cash of $135 and total liabilities of $3,500. Our cash flows from operating activities for the nine month ended March 31, 2011 resulted in cash used of $5,564. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations. Our cash flow from financing activities for the nine months ended March 31, 2011 was $0. The Company has an accumulated deficit during development stage at March 31, 2011 and June 30, 2010 of $10,450 and $4,886, respectively. The deficit reported at March 31, 2011 is largely a result of operating expenses for accounting and legal costs. These conditions led to our auditor reporting substantial doubt about our ability to continue as a going concern.

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

Going Concern

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company does not have material assets, nor does it have operations or a source of revenue to cover its operation costs and allow it to continue as a going concern. The Company has a deficit accumulated during development stage at March 31, 2011 and June 30, 2010 of $10,450 and $4,886, respectively. The Company will be dependent upon the raising of additional capital through placement of its common stock in order to implement its business plan. There can be no assurance that the Company will be successful in this situation.

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

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures. Based on their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures need improvement and were not adequately effective as of March 31, 2011 to cause the information required to be disclosed in reports that the Company files or submits under the Exchange Act to be recorded, processed, summarized and reported within the time periods prescribed by the SEC, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to ensure timely decisions regarding required disclosure. Management is in the process of identifying deficiencies with respect to the Company’s disclosure controls and procedures and implementing corrective measures.

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

Aaron Shrira is the President and Chief Executive Officer of the Issuer, and Elana Berman-Shrira is the Secretary and Treasurer and CFO of the Issuer. Both Mr. Shrira and Ms. Berman-Shrira will serve without pay whilemaintaining other employment. Although both Mr. Shrira and Ms. Berman-Shrira have considerable business and marketing experience, neither has any experience in the publishing industry or in mergers and acquisitions. Notwithstanding the limited experience and availability of management, loss of the services of either officer would adversely affect development of our business and its likelihood of continuing in operation.

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