Form 10-K
period 2011-06-30
Journal of Radiology, Inc.
filed 2011-09-26
CIK 1470550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐      No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of September 20, 2011: There is no market for the common stock.

As of September 20, 2011 the registrant had 7,085,000 outstanding shares of Common Stock.

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

ITEM 1.

BUSINESS.

Company Overview

Journal of Radiology, Inc. ("the Company") was organized under the laws of the State of Nevada on May 21, 2009. The Company was established as part of the Chapter 11 reorganization of AP Corporate Services, Inc. ("AP"). Under AP's Plan of Reorganization, as confirmed by the U.S. Bankruptcy Court for the Central District of California, the Company was organized to own and develop a professional journal devoted to radiology.  Management believes the Company lacks the resources to effectively develop such a journal on its own at this time and is therefore engaged in a search for a strategic partner to assist in the development of the journal, or for a merger or acquisition partner with the resources to take the Company in a new direction and bring greater value to its shareholders.

The Company has been in the development stage since its formation and has realized revenues of $105,000 from its planned operations.

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

Our auditor's going concern opinion and the notation in the financial statements indicate that we do not have significant cash or other material assets and we are relying on advances from stockholders, officers and directors to meet our limited operating expenses. We may become insolvent if we are unable to pay our debts in the ordinary course of business as they become due.

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

Aaron Shrira is the President and Chief Executive Officer of the Company and Elana Berman-Shrira is the Secretary and Treasurer and CFO of the Company. Both Mr. Shrira and Ms. Berman-Shrira will serve without pay while maintaining other employment. Although both Mr. Shrira and Ms. Berman-Shrira have considerable business and marketing experience, neither has any experience in the publishing industry or in mergers and acquisitions.

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

In addition to the audited financial statements, the time and additional costs that may be incurred by some target entities to prepare and disclose such information may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company.

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

[REMOVED AND RESERVED]

PART II.

ITEM 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There is presently no public market for our Common Stock.  Although JRRD is listed on the OTC:BB, if traded, there is no assurance that a public market will materialize.

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

The following table provides information about purchases by us and our affiliated purchasers during the year ended June 30, 2011 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

Small Business Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1, 2010 – June 30, 2011	-0-	-0-	-0-	-0-
Total	-0-	-0-	-0-	-0-

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

RESULTS OF OPERATIONS

FISCAL YEAR ENDED JUNE 30, 2011 COMPARED TO THE FISCAL YEAR ENDED JUNE 30, 2010

REVENUES

For the fiscal year ended June 30, 2011 and fiscal year ended June 30, 2010 we generated $105,000 and $0 revenue, respectively.   We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer. The Company has been in the development stage since its formation and has not yet realized a profit from its planned operations.

COSTS OF GOODS SOLD

We did not incur cost of sales for the fiscal year ended June 30, 2011 or fiscal year ended June 30, 2010

OPERATING COSTS

General and administrative expenses were $265 for the fiscal year ended June 30, 2011, compared to $801 for the fiscal year ended June 30, 2010 and professional fees were $131,174 for the fiscal year ended June 30, 2011, compared to $3,000 an increase of $128,174.  The increase in professional fees primarily relate to filing costs, transfer agent fees and one contract accounting for all our recorded revenue. The previous year had minimal activity in comparison.

NET INCOME/LOSS

Our net loss for the year ended June 30, 2011 and the fiscal year ended June 30, 2010 was $(26,439) and $(3,801), respectively. For the year ended June 30, 2011, our net loss was attributed to incurred costs associated with professional fees.

LIQUIDITY

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As of June 30, 2011, we had cash of $5,760 and total liabilities of $135,000. Our cash flows from operating activities for the fiscal year ended June 30, 2011 resulted in cash used of $30,439. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations.  Our cash flow provided by financing activities for the fiscal year ended June 30, 2011 and 2010 was $31,500 and $2,500, respectively.  The Company has an accumulated deficit during development stage at June 30, 2011 and June 30, 2010 of $31,325 and $4,886, respectively. The deficit reported at June 30, 2011 is largely a result of operating expenses for professional fees. These conditions led to our auditor reporting substantial doubt about our ability to continue as a going concern.

Over the next 12 months we expect to expend approximately $30,000 in cash for legal, accounting and related services. Cash used for other expenditures is expected to be minimal. We hope to be able to attract suitable investors for our business plan, which will not require us to use our cash, although there can be no assurances that we will be successful in these efforts.

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

OPERATING CAPITAL AND CAPITAL EXPENDITURE REQUIREMENTS

We are currently funding our initial operations by way of issuing 6,000,000 shares of our common stock valued at $0.001 per share to our Chief Executive Officer. We had hoped to be able to attract suitable publishing partners seeking the benefits of stock-based compensation, which will not require us to use our cash, although there can be no assurances that we will be successful in these efforts.  Our Chief Executive Officer has committed to advancing us an additional $30,000 for certain operating costs in order to start implementing our business plan, the funds are loaned to the company as required to pay amounts owed by the Company.  As such, our operating capital is currently limited to the personal resources of our Chief Executive Officer.  The loans from our Chief Executive

Officer are unsecured and non-interest bearing and have no set terms of repayment.  We anticipate receiving additional capital once we are able to have our securities actively trading on a public exchange. There is no guarantee our stock will develop a market on that public exchange.

PLAN OF OPERATION AND FUNDING

We do not currently engage in enough business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with amounts to be loaned to or invested in us by our stockholders, management or other investors.

      During the next twelve months we anticipate incurring costs related to:

      (i) filing of Exchange Act reports, and

      (ii) costs relating to developing our new business plan

We believe we will be able to meet these costs through amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Going Concern

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company does not have material assets, nor does it have operations or a source of revenue to cover its operating costs and allow it to continue as a going concern. The Company has a deficit accumulated during development stage at June 30, 2011 and 2010 of $31,325 and $4,886, respectively. The Company will be dependent upon the raising of additional capital through placement of its common stock in order to implement its business plan. There can be no assurance that the Company will be successful in this situation.

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

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and related notes are included as part of this report as indexed in the appendix on page F-1 through F-13.

ITEM 9.

CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On May 9, 2011, the Company dismissed Chang G. Park, CPA as independent auditors for the Company. The decision to dismiss Chang G. Park, CPA and to seek new independent auditors was approved by the Company’s Board of Directors.

The reports of Chang G. Park, CPA on the Company’s financial statements for the fiscal years ended June 30, 2010 and 2009 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.  In connection with the audits of the Company’s financial statements for the fiscal years ended June 30, 2010 and 2009 and any subsequent interim periods through the date the relationship with Chang G. Park, CPA ceased, (1) there were no disagreements with Chang G. Park, CPA on any matter of accounting principles, except that the reports of Chang G. Park, CPA., for the fiscal years ended June 30, 2010, and 2009 indicated conditions which raised substantial doubt about our ability to continue as a going concern, or practices, financial statement disclosure or auditing scope and procedure which, if not resolved to the satisfaction of Chang G. Park, CPA, would have caused Chang G. Park, CPA to make reference to the matter in its report and (2) there were no “reportable events” as that term is defined in Item 304 of Regulation S-K promulgated under the Securities Exchange Act of 1934 (“Item 304”).

On May 10, 2011, the Company engaged DeJoya Griffith & Company, LLC as the Company's independent accountant to audit the Company’s financial statements and to perform reviews of interim financial statements.  During the fiscal years ended June 30, 2010 and 2009 and from June 30, 2010 through May 9, 2011 neither the Company nor anyone acting on its behalf consulted with DeJoya Griffith & Company, LLC regarding (i) either the application of any accounting principles to a specific completed or contemplated transaction of the Company, or the type of audit opinion that might be rendered by DeJoya Griffith & Company, LLC on the Company's financial statements; or (ii) any matter that was either the subject of a disagreement with Chang G. Park, CPA or a reportable event with respect to Chang G. Park, CPA.

 ITEM 9A.

CONTROLS AND PROCEDURES.

Management, including our chief executive officer and chief financial officer, as of the end of the period covered by this Annual Report on Form 10-K, have concluded our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) were effective to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses and therefore there were no corrective actions taken. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting refers to a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in connection with generally accepted accounting principles, including those policies and procedures that:

-	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

-

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

-

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance of the prevention or detection of misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of this Annual Report on Form 10-K for the year ended June 30, 2011, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act. Our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our internal controls and procedures are effective as of June 30, 2011. There were no significant changes in our internal controls over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting identified in connection with the requisite evaluation that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The executive officers and directors of the Company as of September 21, 2011 are as follows:

Name	Age	Position
Aaron Shrira	69	President and Director
Elana Berman-Shrira	61	Secretary, Treasurer and Director

Duties, Responsibilities and Experience

Biographical Information

Aaron Shrira, age 69, has been the President and CEO of the Company since its incorporation. He is also the founder, and has been the CEO since 1983, of Reliable Printing Solutions and its affiliates including Century Computer Products, Inc. These companies, based in Santa Monica, California, market toner and ink jet cartridges and related products and employ approximately 130 people. Prior to 1983 Mr. Shrira owned a construction company that built and operated Gasoline Stations. He began his business career in Real Estate, buying and selling real estate investments. Mr. Shrira received his BS degree in Mechanical Engineering from Indiana Institute of Technology. He is married to Elana Berman-Shrira, the other officer and director of the Company.

Elana Berman-Shrira, age 61, has been the Secretary, Treasurer and CFO of the Company since its incorporation. She has been involved in design, manufacturing and distribution of collectable jewelry for both private and public clientele since 1997. In addition she has been actively involved in consulting others in the purchasing of real estate, and the design and renovation/restoration of properties since 1995. Prior to that, Ms. Berman-Shrira received a B.A. in Sociology from California State University, Northridge and worked as a medical social worker for the County of Los Angeles. Subsequently, she earned a Master's Degree from Antioch University in Clinical Psychology. She is married to Aaron Shrira, the other officer and director of the Company.

CONFLICTS OF INTEREST

As noted above, the two members of the Company's management have other business interests, however, these other businesses are not seeking mergers or acquisitions and have entirely different business plans from that of this Issuer. Consequently, there are no known potential conflicts of interest in the different businesses.  However there is a potential conflict of interest in the time which the officers and directors devote to this Company and to their other interests. We do not currently have an agreement as to the amount of time that will be devoted to the Company's affairs. Management has stated that it will devote such time as it believes necessary to seeking out potential business combination targets for the Company.

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

ITEM 11.

EXECUTIVE COMPENSATION.

Summary of Cash and Certain Other Compensation

The following table provides certain summary information concerning the compensation earned by the named executive officers for the fiscal years ended June 30, 2011 and 2010, for services rendered in all capacities to Journal of Radiology, Inc.:

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Aaron Shrira, President and Director	2011	$-	$ -	$ -	$ -	$-	$ -	$ -	$ -
	2010	$-	$ -	$ -	$ -	$-	$ -	$ -	$ -

Elana Berman-Shrira, Secretary, Treasurer and Director	2011	$-	$ -	$ -	$ -	$-	$ -	$ -	$ -
	2010	$-	$ -	$ -	$ -	$-	$ -	$ -	$ -

Director Compensation

The following table provides compensation summary concerning the compensation earned by the named directors for the years ended June 30, 2011 and 2010.

Name	Year	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Aaron Shrira, Director	2011	$-	$ -	$ -	$ -	$ -	$ -	$-
	2010	$-	$ -	$ -	$ -	$ -	$ -	$-

Elana Berman-Shrira, Director	2011	$-	$ -	$ -	$ -	$ -	$ -	$-
	2010	$-	$ -	$ -	$ -	$ -	$ -	$-

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of September 20, 2011, information about the beneficial ownership of our capital stock with respect to each person known by Journal of Radiology, Inc. to own beneficially more than 5% of the outstanding capital stock, each director and officer, and all directors and officers as a group.

	Number of Shares Beneficially Owned		Percentage of Class (2)
Name and Address(1)		Class
Aaron Shrira(3)	6,000,000	Common	85%
President and Director
Elana Berman-Shrira(3)	-	Common	*

All directors and executive officers (2 persons)	6,000,000	Common	85%
*Denotes less than 1%

1)     Unless noted otherwise, the address for all persons listed is c/o the Company at 2230 Michigan Avenue,

               Santa Monica, California 90404.

2)    The above percentages are based on 7,085,000 shares of common stock outstanding as September 20, 2011.

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

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

None.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by the Company's auditors for the professional services rendered in connection with the audit of the Company's annual financial statements, review of our Form 10 and reviews of the financial statements included in the Company's Forms 10-Qs and Form 10-Ks for fiscal 2011 and 2010 were approximately $9,250 and $2,500, respectively.

Audit-Related Fees

None.

Tax Fees

None.

All Other Fees

Fees billed in connection with subsidiary stand alone audits in fiscal 2011 and 2010 were approximately $0 and $0, respectively.

PART IV.

ITEM 15.

EXHIBITS.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Articles of Incorporation		10/A#2		3.1	11/5/2009
3.2	Bylaws		10/A #2		3.2	11/5/2009
23.1	Consent of Independent Auditors	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOURNAL OF RADIOLOGY, INC.

Date: September 26, 2011	By:	/s/ Aaron Shrira
Aaron Shrira President and Director (Principal Executive Officer)

Date: September 26, 2011	By:	/s/ Elana Berman-Shrira Elana Berman-Shrira Treasurer and Director (Principal Accounting and Financial Officer)

JOURNAL OF RADIOLOGY, INC.

FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Journal of Radiology, Inc.

We have audited the accompanying balance sheet of Journal of Radiology, Inc. (A Development Stage Company) as of June 30, 2011 and the related statements of operations, stockholder’s equity (deficit) and cash flows for the year ended June 30, 2011 and from inception (May 21, 2009) through June 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Journal of Radiology, Inc. (A Development Stage Company) for the year ended June 30, 2010 and from inception (May 21, 2009) to June 30, 2010.  Those statements were audited by other auditors whose report has been furnished to us and our opinion, in so far as it relates to the amounts included in the year ended June 30, 2010 and from inception (May 9, 2009) to June 30, 2010, is based solely on the report of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Journal of Radiology, Inc. (A Development Stage Company) as of June 30, 2011 and the results of its operations and cash flows for the year ended June 30, 2011 and from inception (May 21, 2009) through June 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith & Company, LLC

Henderson, Nevada

September 20, 2011

2580 Anthem Village Dr., Henderson, NV  89052

Telephone (702) 563-1600 ●  Facsimile (702) 920-8049

Member Firm with

Russell Bedford International

Chang G. Park, CPA, Ph. D.

t 2667 CAMINO DEL RIO S. PLAZA B t SAN DIEGO t CALIFORNIA 92108-3707t

t TELEPHONE (858)722-5953 t FAX (858) 761-0341  t FAX (858) 764-5480

t E-MAIL changgpark@gmail.com t

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Journal of Radiology, Inc.

We have audited the accompanying balance sheet of Journal of Radiology, Inc. (A Development Stage “Company”) as of June 30, 2010 and the related statements of operations, changes in shareholders’ equity and cash flows for the years then ended June 30, 2010, and for the period from May 21, 2009 (inception) to June 30, 2010. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Journal of Radiology, Inc. as of June 30, 2010, and the result of its operations and its cash flows for the years then ended and for the period from May 21, 2009 (inception) to June 30, 2010 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Chang G. Park

Chang G. Park

May 5, 2011

San Diego, CA. 92108

Registered with the Public Company Accounting Oversight Board

JOURNAL OF RADIOLOGY, INC.

(A Development Stage Company)

BALANCE SHEETS

	As of Year End June 30, 2011	As of Year End June 30, 2010
Assets
Cash	$5,760	$4,699
Accounts receivable	105,000	-
Total assets	$110,760	$4,699
Liabilities and Stockholders’ Equity (Deficit)
Accounts payable	101,000	-
Due to director	34,000	2,500
Total liabilities	$135,000	$2,500
Stockholders’ Equity (Deficit) :
Common tock; par value $0.001; 75,000,000 shares authorized, 7,085,000 and 7,085,000 issued and outstanding, respectively.	7,085	7,085
Deficit accumulated during development stage	(31,325)	(4,886)
Total stockholders’ equity (deficit)	(24,240)	2,199

Total liabilities and stockholders' equity (deficit)	$110,760	$4,699

See Notes to Financial Statements.

JOURNAL OF RADIOLOGY, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	For the Year ended June 30, 2011	For the Year ended June 30, 2010	From Inception (May 21, 2009) to June 30, 2011

Revenue	$ 105,000	$ -	$ 105,000

Total revenue	105,000	-	105,000

Operating costs:
Professional fees	131,174	3,000	135,259
Administrative expenses	265	801	1,066

Total operating costs	131,439	3,801	136,325

Net loss	$ (26,439)	$ (3,801)	$ (31,325)

Basic loss per share	(0.00)	(0.00)

Weighted average number of common shares outstanding- basic	7,085,000	6,986,370

See Notes to Financial Statements.

JOURNAL OF RADIOLOGY, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FROM INCEPTION (MAY 21, 2009) TO JUNE 30, 2011

	Common Shares	Common Stock	Deficit Accumulated During Development Stage	Total Stockholders’ Equity (Deficit)
Common stock issued per court order May 21, 2009	1,085,000	$ 1,085	$ -	$ 1,085
Net loss	-	-	(1,085)	(1,085)
Balance June 30, 2009	1,085,000	1,085	(1,085)	-

Common stock issued July 6, 2009	6,000,000	6,000	-	6,000
Net loss	-	-	(3,801)	(3,801)
Balance June 30, 2010	7,085,000	7,085	(4,886)	2,199

Net loss	-	-	(26,439)	(26,439)
Balance June 30, 2011	7,085,000	$ 7,085	$ (31,325)	$ (24,240)

See Notes to Financial Statements.

JOURNAL OF RADIOLOGY, INC.

STATEMENTS OF CASH FLOWS

(A Development Stage Company)

	For the Year Ended June 30, 2011	For the Year Ended June 30, 2010	From Inception (May 21, 2009) to June 30, 2011
Cash Flows from Operating Activities
Net loss	$ (26,439)	$ (3,801)	$ (31,325)
Adjustments to reconcile net loss to net cash used in operating activities and liabilities:
Issuance of common stock per court order	-	-	1,085
Changes in operating assets and liabilities:
Increase in accounts receivable	(105,000)	-	(105,000)
Increase in accounts payable	101,000	-	101,000
Net cash used in operating activities	(30,439)	(1,301)	(34,240)

Cash Flows from Financing Activities:
Increase in advance from director	31,500	2,500	34,000
Issuance of common stock	-	6,000	6,000
Net cash provided by financing activities	31,500	6,000	40,000

Net change in cash	1,061	4,699	5,760
Cash beginning of year	4,699	-	-
Cash end of year	5,760	4,699	5,760

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

See Notes to Financial Statements.

JOURNAL OF RADIOLOGY, INC.

(A Development Stage Company)

Notes to Financial Statements

June 30, 2011

NOTE 1. NATURE AND BACKGROUND OF BUSINESS

Journal of Radiology, Inc. ("the Company") was organized under the laws of the State of Nevada on May 21, 2009. The Company was established as part of the Chapter 11 reorganization of AP Corporate Services, Inc. ("AP"). Under AP's Plan of Reorganization, as confirmed by the U.S. Bankruptcy Court for the Central District of California, the Company was organized to own and develop a professional journal devoted to radiology. Management believes the Company lacks the resources to effectively develop such a journal on its own at this time and is therefore engaged in a search for a strategic partner to assist in the development of the journal, or for a merger or acquisition partner with the resources to take the Company in a new direction and bring greater value to its shareholders.

The Company has been in the development stage since its formation and has only one client from its planned operations.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. BASIS OF ACCOUNTING

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a June 30 year-end.

b. BASIC EARNINGS PER SHARE

ASC No. 260, “Earnings Per Share”, specifies the computation, presentation, and disclosure requirements for earnings (loss) per share for entities with publicly held common stock.   The Company has adopted the provisions of ASC No. 260.

Basic net loss per share amount is computed by dividing the net loss by the weighted average number of common shares outstanding.  In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. Common stock equivalents, which include warrants to purchase common stock, on June 30, 2011 and 2010 were not included in the computation of diluted earnings per share because the effect would be antidilutive.

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

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At June 30, 2011 and June 30, 2010, the balance did not exceed the federally insured limit.

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

g. INCOME TAXES

Income taxes are provided in accordance with Codification topic 740, “Income Taxes”, which requires an asset and liability approach for the financial accounting and reporting of income taxes.  Current income tax expense (benefit) is the amount of income taxes expected to be payable (receivable) for the current year.  A deferred tax asset and/or liability is computed for both the expected future impact of differences between the financial statement and tax bases of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards.  Deferred income tax expense is generally the net change during the year in the deferred income tax asset and liability.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be “more likely than not” realized in future tax returns.  Tax rate changes and changes in tax law are reflected in income in the period such changes are enacted.

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

NOTE 4. FINANCIAL INSTRUMENTS

Fair value is defined as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk including our own credit risk.

In addition to defining fair value, the standard expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs.  The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.  Each fair value measurement is reported in one of the three levels which is determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

Level 1 – inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

Level 2 – inputs are based upon significant observable inputs other than quoted prices included in Level 1, such as quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

The carrying value of the Company’s financial assets and liabilities which consist of cash, accounts receivable, accounts payable and due to director in management’s opinion approximate their fair value due to the short maturity of such instruments.  These financial assets and liabilities are valued using level 3 inputs, except for cash which is at level 1.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments.

NOTE 5. STOCKHOLDERS' EQUITY - COMMON STOCK

The authorized common stock of the Company consists of 75,000,000 shares with $0.001 par value. No other class of stock is authorized. As of June 30, 2011, there were a total of 7,085,000 common shares issued and outstanding.

The Company's first stock issuance, totaling 1,085,000 shares, took place on May 21, 2009 pursuant to the Chapter 11 Plan of Reorganization confirmed by the U.S. Bankruptcy Court in the matter of AP Corporate Services, Inc. ("AP").

1.

The Court ordered the distribution of shares in Journal of Radiology, Inc. to all general unsecured creditors of AP, with these creditors to receive their PRO RATA share (according to amount of debt held) of a pool of 80,000 shares in the Company.

2.

The Court also ordered the distribution of shares in the Company to all shareholders of AP, with these shareholders to receive their PRO RATA share (according to number of shares held) of a pool of 5,000 shares in the Company.

3.

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

As a result of these issuances there were a total 7,085,000 common shares issued and outstanding, and a total of 5,000,000 warrants issued and outstanding, at June 30, 2011.

NOTE 6 – INCOME TAXES

Deferred tax assets

At June 30, 2011, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $31,325 that may be offset against future taxable income through 2031.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $10,651 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $10,651.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability. The valuation allowance increased $8,990 for the period from June 30, 2010 through June 30, 2011.

Components of deferred tax assets for June 30, 2011 and 2010 are as follows:

	June 30, 2011	June 30, 2010
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	10,651	1,661
Less valuation allowance	(10,651)	(1,661)

Deferred tax assets, net of valuation allowance	$-	$-

Income taxes in the statements of operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

For the period from (inception) through June 30, 2011

Federal statutory income tax rate	34.0%
Change in valuation allowance on net operating loss carry-forwards	(34.0)%
Effective income tax rate	0.0%

NOTE 7. RELATED PARTY TRANSACTIONS

During the fiscal years June 30, 2011 and 2010, the Company received from a director $34,000 and $2,500, respectively for payment of expenses. These amounts are included on the balance sheet as a current liability.  The advance is non-interest bearing, unsecured, and due on demand.

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

NOTE 8. WARRANTS AND OPTIONS

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

The following is a summary of warrants activity during the years ended July 31, 2011 and 2010:

	Number of Shares	Weighted Average Exercise Price
Balance, July 31, 2009	5,000,000	$3.00

Warrants granted and assumed	0	0
Warrants expired	0	0

Balance, July 31, 2010	5,000,000	$3.00

Warrants granted and assumed	0	0
Warrants expired	0	0

Balance, July 31, 2011	5,000,000	$3.00

All warrants outstanding as of June 30, 2011 are exercisable.