Form 10-Q
period 2011-09-30
Journal of Radiology, Inc.
filed 2011-11-14
CIK 1470550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑      No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. ☐

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑

As of November 9, 2011, the registrant had 7,085,000 outstanding shares of Common Stock.

JOURNAL OF RADIOLOGY, INC.

(A Development Stage Company)

INDEX

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

The unaudited financial statements included herein have been prepared by Journal of Radiology, Inc. (the “Company”). In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. It is suggested that these financial statements and notes to the financial statements be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

JOURNAL OF RADIOLOGY, INC.
(A Development Stage Company)
BALANCE SHEETS (Unaudited)

		June 30,
	September 30,	2011
	2011	(Audited)
Assets:
Cash	$ 7,872	$ 5,760
Accounts receivable	80,000	105,000
Total Assets	$ 87,872	$ 110,760

Liabilities:
Accounts payable	$ 91,000	$ 101,000
Due to director	44,000	34,000
Total Liabilities	135,000	135,000

Stockholders' Equity (Deficit):
Common Stock, $.001 par value, 75,000,000 shares authorized, 7,085,000 and 7,085,000 issued and outstanding, respectively.	7,085	7,085
Deficit accumulated during development stage	(54,213)	(31,325)
Total stockholders' equity (deficit)	(47,128)	(24,240)
Total liabilities and stockholders’ equity (deficit)	$ 87,872	$ 110,760

The accompanying notes are an integral part of these financial statements.

JOURNAL OF RADIOLOGY, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months	For the Three Months	From Inception
	Ended	Ended	(May 21, 2009) to
	September 30,	September 30,	September 30,
	2011	2010	2011
Revenue	$ -	$ -	$ 105,000
Total revenue	-	-	105,000

Operating expenses:			-
Professional fees	22,605	-	157,864
General and administrative	283	-	1,349
Total operating expenses	22,888	-	159,213

Net loss	$ (22,888)	$ -	$ (54,213)

Net loss per share, basic and diluted	$ (0.00)	$ (0.00)

Weighted average number of common shares outstanding – basic an diluted	7,085,000	7,085,000

The accompanying notes are an integral part of these financial statements.

JOURNAL OF RADIOLOGY, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

			Deficit
			Accumulated	Total
			During	Stockholders'
	Common	Common	Development	Equity
	Shares	Stock	Stage	(Deficit)
Common stock issued per court
order May 21, 2009	1,085,000	$ 1,085	$ -	$ 1,085
Net loss	-	-	(1,085)	(1,085)
Balance June 30, 2009	1,085,000	1,085	(1,085)	-

Common stock issued July 6, 2009	6,000,000	6,000	-	6,000
Net loss	-	-	(3,801)	(3,801)
Balance June 30, 2010	7,085,000	7,085	(4,886)	2,199

Net loss	-	-	(26,439)	(26,439)
Balance June 30, 2011	7,085,000	7,085	(31,325)	(24,240)

Net loss	-	-	(22,888)	(22,888)
Balance September 30, 2011	7,085,000	$ 7,085	$ (54,213)	$ (47,128)

The accompanying notes are an integral part of these financial statements.

JOURNAL OF RADIOLOGY, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months	For the Three Months	From Inception
	Ended	Ended	(May 21, 2009) to
	September 30,	September 30,	September 30,
	2011	2010	2011
Cash Flows from Operating Activities
Net loss for the period	$ (22,888)	$ -	$ (54,213)
Adjustments to reconcile net loss to net cash used for operating activities:
Issuance of common stock per court order	-	-	1,085
Changes in operating assets and liabilities
Increase (decrease) in accounts receivable	25,000	-	(80,000)
Decrease (increase) in accounts payable	(10,000)	-	91,000
Net cash used in operating activities	(7,888)	-	(42,128)

Cash Flows from Financing Activities
Increase in advance from director	10,000	-	44,000
Issuance of common stock	-	-	6,000
Net cash provided by financing activities	10,000	-	50,000

Increase in cash	2,112	-	7,872
Cash, beginning of period	5,760	4,699	-
Cash, end of period	$ 7,872	$ 4,699	$ 7,872

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -
The accompanying notes are an integral part of these financial statements.

JOURNAL OF RADIOLOGY, INC.

(A Development Stage Company)

Notes to Financial Statements

 September 30, 2011

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

The unaudited financial statements included herein have been prepared by the Company. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. It is suggested that these financial statements and notes to the financial statements be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

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

Basic net loss per share amount is computed by dividing the net loss by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. Common stock equivalents, which include warrants to purchase common stock, on September 30, 2011 and 2010 were not included in the computation of diluted earnings per share because the effect would be antidilutive.

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

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At September 30, 2011 and June 30, 2011, the balance did not exceed the federally insured limit.

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

h. IMPACT OF NEW ACCOUNTING STANDARDS

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the first quarter of fiscal 2012, or which are expected to impact future periods that were not already adopted and disclosed in prior periods.

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

NOTE 5. STOCKHOLDERS' EQUITY - COMMON STOCK

The authorized common stock of the Company consists of 75,000,000 shares with $0.001 par value. No other class of stock is authorized. As of September 30, 2011, there were a total of 7,085,000 common shares issued and outstanding.

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

As a result of these issuances there were a total 7,085,000 common shares issued and outstanding, and a total of 5,000,000 warrants issued and outstanding, at September 30, 2011.

NOTE 6. RELATED PARTY TRANSACTIONS

The Company received from a director, a related party, a $10,000 advance during the three month period ended September 30, 2011 for the payment of expenses. This amount is included on the balance sheet as due to director as a current liability. Total amounts advanced as of September 30, 2011 and June 30, 2011 are $44,000 and $34,000, respectively.  Amounts due to director are unsecured, non-interest bearing and have no specific terms of repayment.

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

NOTE 8. COMMITMENT AND CONTIGENTCY

There is no commitment or contingency to disclose as of the period ended September 30, 2011.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 AND FROM INCEPTION (MAY 21, 2009) TO SEPTEMBER 30, 2011

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND FROM INCEPTION (MAY 21, 2009) TO SEPTEMBER 30, 2011

REVENUES

For the three months ended September 30, 2011, we had revenues of $0 compared to $0 for the three months ended September 30, 2010.  We recorded revenues of $105,000 for the cumulative period from Inception (May 21, 2009) through September 30, 2011.

We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer. The Company has been in the development stage since its formation and has not yet realized a profit from its planned operations.

COSTS OF GOODS SOLD

We did not incur cost of sales for the three month periods ended September 30, 2011 and 2010 and for the cumulative period from Inception (May 21, 2009) through September 30, 2011.

OPERATING COSTS

General and administrative expenses were $283 for the three months ended September 30, 2011, compared to $0 for the three months ended September 30, 2010 and professional fees were $22,605 for the three months ended September 30, 2011, compared to $0 for the three months ended September 30, 2010, an increase of $22,605. The increase in professional fees primarily relate to filing costs, transfer agent, legal, audit and accounting fees. The comparative period had no activity.  Total operating expenses for the cumulative period from Inception (May 21, 2009) through September 30, 2011 was $ 159,213.

NET LOSS

Our net loss for the three months ended September 30, 2011 and the three months ended September 30, 2010 were $22,888 and $0, respectively. Our net loss for the cumulative period from Inception (May 21, 2009) through September 30, 2011 was $54,213.  Our net losses are primarily attributed to costs for professional fees.

LIQUIDITY

Our financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. As of September 30, 2011, we had cash of $7,872 and total liabilities of $135,000. Our cash flows from operating activities for the three months ended September 30, 2011 resulted in cash used of $7,888. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations. Our cash flow provided by financing activities for the three months ended September 30, 2011 and 2010 were $10,000 and $0, respectively. The Company has an accumulated deficit during development stage at September 30, 2011 of $54,213.  The deficit reported at September 30, 2011 is largely a result of operating expenses for professional fees.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

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

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures. Based on their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were adequately effective as of September 30, 2011 to cause the information required to be disclosed in reports that the Company files or submits under the Exchange Act to be recorded, processed, summarized and reported within the time periods prescribed by the SEC, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to ensure timely decisions regarding required disclosure.

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

Our common stock may be difficult or impossible for you to sell for the foreseeable future.

Our shares are listed on the Over-the-Counter Bulletin Board, trading symbol JRRD.

“Penny Stock” rules may make buying or selling our securities difficult which may make our stock less liquid and make it harder for investors to buy and sell our shares.

Trading in our securities is subject to the SEC's "penny stock" rules and it is anticipated that trading in our securities will continue to be subject to the penny stock rules for the foreseeable future.  The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends our securities to persons other than prior customers and accredited investors must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser's written agreement to execute the transaction.  Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market.  In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer.  The additional burdens imposed upon broker-dealers by these requirements may discourage broker-dealers from recommending transactions in our securities, which could severely limit the liquidity of our securities and consequently adversely affect the market price for our securities.

Our stock price may be volatile, and you may not be able to resell shares of our common stock at or above the price you paid.

We cannot predict the extent to which a trading market will develop or how liquid that market might become. The selling stockholders will sell their shares at such prices and such times as they determine.  It is possible that they may not sell their shares at all.  The selling stockholders will sell at prevailing market prices or privately negotiated prices.  The trading price of our common stock is therefore likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

      - Quarterly variations in our results of operations or those of our Competitors or target acquisition or merger.

      - Announcements by us or our competitors of acquisitions, significant contracts, commercial relationships or capital commitments.

      - Our ability to find a suitable partner or acquisition on a timely basis.

      - Commencement of, or our involvement in, litigation.

      - Any major change in our board or management.

      - General economic conditions and slow or negative growth of related markets.

In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of individual companies.  These broad market and industry factors may seriously harm the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a company's securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management's attention and resources.

We may issue additional shares of common stock which would reduce investors’ percentage of ownership, decrease the value of investors’ investment and may dilute our share value.

Our Certificate of Incorporation authorizes the issuance of 75,000,000 shares of common stock.  In the past, we have been able to pay for some of the services we require through the issuance of our common stock.  We may continue to compensate our consultants and other staff with common stock in order to preserve our cash for other uses.  The future issuance of authorized common stock may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the common stock held by our investors, may decrease the value of our investors' investment and might have an adverse effect on any trading market for our common stock, if one ever exists.

We do not plan to pay dividends in the foreseeable future, and, as a result, stockholders will need to sell shares to realize a return on their investment.

We have not declared or paid any cash dividends on our capital stock since inception.  We intend to retain any future earnings to finance the operation and merger or acquisition of our business and do not anticipate paying any cash dividends in the foreseeable future.  As a result, stockholders will need to sell shares of common stock in order to realize a return on their investment, if any.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

 None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. [RESERVED AND REMOVED]

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

Except as so indicated in Exhibits 32.1 and 32.2, the following exhibits are filed as part of, or incorporated by reference, this Quarterly Report on Form 10-Q.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Articles of Incorporation		10/A#2		3.1	11/5/2009
3.2	Bylaws		10/A #2		3.2	11/5/2009
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101	Interactive Data Files for the Journal of Radiology, Inc. Form 10Q for the period ended September 30, 2011	X

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOURNAL OF RADIOLOGY, INC.

Date: November 10, 2011	By:	/s/ Aaron Shrira
Aaron Shrira President and Director (Principal Executive Officer)

Date: November 10, 2011	By:	/s/ Elana Berman-Shrira Elana Berman-Shrira Treasurer and Director (Principal Accounting and Financial Officer)