Form 10-Q
period 2011-12-31
Journal of Radiology, Inc.
filed 2012-02-14
CIK 1470550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

☐

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-53780

JOURNAL OF RADIOLOGY, INC.

(Exact name of registrant as specified in its charter)

Nevada	27-0491634
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2230 Michigan Avenue Santa Monica, California	90404
(Address of Principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code.	(310) 460-7303

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

As of February 14, 2011, the registrant had 7,085,000 outstanding shares of Common Stock.

JOURNAL OF RADIOLOGY, INC.

(A Development Stage Company)

INDEX

		Page Number
PART I.	FINANCIAL INFORMATION

Item 1	Financial Statements:
	Balance Sheets as of December 31, 2011 (Unaudited) and June 30, 2011 (Audited)	6
	Statements of Operations for the Three and Six Months Ended December 31, 2011 and 2010 and from inception (May 21, 2009) to December 31, 2011 (Unaudited)	7
	Statement of Stockholders’ Equity (Deficit) from inception (May 21, 2009) to December 31, 2011 (Unaudited)	8
	Statements of Cash Flows for the Six Months Ended December 31, 2011 and 2010 and from inception (May 21, 2009) to December 31, 2011 (Unaudited)	9
	Notes to Financial Statements (Unaudited)	10
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4T	Controls and Procedures	16

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	17
Item 1A	Risk Factors	17
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3	Defaults upon Senior Securities	22
Item 4	Removed and Reserved	22
Item 5	Other Information	22
Item 6	Exhibits	23

SIGNATURES		24

EXHIBITS

Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of this Quarterly Report on Form 10-Q, including any projections of earnings, revenue, or other financial items, any statements regarding the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, any statements regarding expected benefits from any transactions and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risk and uncertainties, including, but not limited to, the risk factors set forth in “Part II, Item 1A – Risk Factors” below and for the reasons described elsewhere in this Quarterly Report on Form 10-Q. All forward looking statements and reasons why results may differ included in this report are made as of the date hereof and we do not intend to update any forward-looking statements except as required by law or applicable regulations. Except where the context otherwise requires, in this Quarterly Report on Form 10-Q, the “Company,” “Journal of Radiology,” “we,” “us,” and “our” refer to Journal of Radiology, Inc., a Nevada corporation.

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

JOURNAL OF RADIOLOGY, INC.
(A Development Stage Company)
BALANCE SHEETS (Unaudited)

		June 30,
	December 31,	2011
	2011	(Audited)
Assets:
Cash	$ 6,901	$ 5,760
Accounts receivable	68,000	105,000
Total current assets	74,901	110,760
Total Assets	$ 74,901	$ 110,760

Liabilities and Stockholders’ Deficit:
Liabilities:
Accounts payable	$ 91,000	$ 101,000
Due to director	44,000	34,000
Total current liabilities	135,000	135,000
Total Liabilities	135,000	135,000

Stockholders' Deficit:
Common Stock, $.001 par value, 75,000,000 shares authorized, 7,085,000 and 7,085,000 issued and outstanding, respectively.	7,085	7,085
Deficit accumulated during development stage	(67,184)	(31,325)
Total stockholders' deficit	(60,099)	(24,240)
Total Liabilities and Stockholders’ Deficit	$ 74,901	$ 110,760

The accompanying notes are an integral part of these financial statements.

JOURNAL OF RADIOLOGY, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended December 31, 2011	For the Three Months Ended December 31, 2010	For the Six Months Ended December 31, 2011	For the Six Months Ended December 31, 2010	From Inception (May 21, 2009) to December 31, 2011

Revenue	$ -	$ -	$ -	$ -	$ 105,000

Operating costs:
Professional fees	12,884	2,000	35,489	2,000	170,748
Administrative expenses	87	16	370	16	1.436

Total operating costs	12,971	2,016	35,859	2,016	172,184

Net loss	$ (12,971)	$ (2,016)	$ (35,859)	$ (2,016)	$ (67,184)

Basic net loss per share	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)

Basic weighted average number of common shares outstanding	7,085,000	7,085,000	7,085,000	7,085,000

The accompanying notes are an integral part of these financial statements.

JOURNAL OF RADIOLOGY, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

			Deficit
			Accumulated	Total
	Common Stock		During	Stockholders'
	Number of		Development	Equity
	Shares	Amount	Stage	(Deficit)
Common stock issued per court
order May 21, 2009	1,085,000	$ 1,085	$ -	$ 1,085
Net loss	-	-	(1,085)	(1,085)
Balance June 30, 2009	1,085,000	1,085	(1,085)	-

Common stock issued July 6, 2009	6,000,000	6,000	-	6,000
Net loss	-	-	(3,801)	(3,801)
Balance June 30, 2010	7,085,000	7,085	(4,886)	2,199

Net loss	-	-	(26,439)	(26,439)
Balance June 30, 2011	7,085,000	7,085	(31,325)	(24,240)

Net loss	-	-	(35,859)	(35,859)
Balance December 31, 2011	7,085,000	$ 7,085	$ (67,184)	$ (60,099)

The accompanying notes are an integral part of these financial statements.

JOURNAL OF RADIOLOGY, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months	For the Six Months	From Inception
	Ended	Ended	(May 21, 2009) to
	December 31,	December 31,	December 31,
	2011	2010	2011
Cash Flows from Operating Activities
Net loss	$ (35,859)	$ (2,016)	$ (67,184)
Adjustments to reconcile net loss to net cash used for operating activities:
Issuance of common stock per court order	-	-	1,085
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	37,000	-	(68,000)
Decrease (increase) in accounts payable	(10,000)	-	91,000
Net cash used in operating activities	(8,859)	(2,016)	(43,099)

Cash Flows from Financing Activities
Increase in advance from director	10,000	-	44,000
Issuance of common stock	-	-	6,000
Net cash provided by financing activities	10,000	-	50,000

Increase (decrease) in cash	1,141	(2,016)	6,901
Cash, beginning of period	5,760	4,699	-
Cash, end of period	$ 6,901	$ 2,683	$ 6,901

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -
The accompanying notes are an integral part of these financial statements.

JOURNAL OF RADIOLOGY, INC.

(A Development Stage Company)

Notes to Financial Statements

 December 31, 2011

(Unaudited)

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

Basic net loss per share amount is computed by dividing the net loss by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. Common stock equivalents, which include warrants to purchase common stock, on December 31, 2011 and 2010 were not included in the computation of diluted earnings per share because the effect would be antidilutive.

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

d. CASH and CASH EQUIVALENT

Investments with a maturity of three months or less are considered to be cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At December 31, 2011 and June 30, 2011, the balance did not exceed the federally insured limit.

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

f. STOCK-BASED COMPENSATION

We follow ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. The Company granted stock awards, at par value, to its officers, directors, and advisors for services rendered in its formation. Accordingly, stock-based compensation has been recorded to date.

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

h. IMPACT OF NEW ACCOUNTING STANDARDS

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the second quarter of fiscal 2012, or which are expected to impact future periods that were not already adopted and disclosed in prior periods.

NOTE 3. GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the course of business. Currently, the Company does not have significant cash or other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. As shown in the accompanying financial statements, the Company has an accumulated deficit of $67,184 at December 31, 2011.  The officers and directors have committed to advancing certain operating costs of the Company.

Management plans to seek a strategic partner to assist in the development of the journal business, or a merger or acquisition partner with the resources to take the Company in a new direction and bring greater value to its shareholders. Management has yet to identify any of these and there is no guarantee that the Company will be able to identify such opportunities in the future.

The financial statements do not include any adjustments relating to the recoverablility and classification of assets and/or liabilities that might be necessary should the Company be unable to continue as a going concern.  The continuation as a going concern is dependent upon the ability of the Company to meet our obligations on a timely basis, and , ultimately to attain profitability.

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

The carrying value of the Company’s financial assets and liabilities which consist of cash, accounts receivable, accounts payable, and due to director, in management’s opinion, approximate their fair value due to the short maturity of such instruments. These financial assets and liabilities are valued using level 3 inputs, except for cash which is at level 1. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, exchange, or credit risks arising from these financial instruments.

NOTE 5. STOCKHOLDERS' EQUITY - COMMON STOCK

The authorized common stock of the Company consists of 75,000,000 shares with $0.001 par value. No other class of stock is authorized. As of December 31, 2011, there were a total of 7,085,000 common shares issued and outstanding.

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

As a result of these issuances there were a total 7,085,000 common shares issued and outstanding, and a total of 5,000,000 warrants issued and outstanding, at December 31, 2011.

NOTE 6. RELATED PARTY TRANSACTIONS

The Company received from a director, a related party, a $10,000 advance during the six month period ended December 31, 2011 for the payment of expenses. This amount is included on the balance sheet as due to director as a current liability. Total amounts advanced as of December 31, 2011 and June 30, 2011 is $44,000 and $34,000, respectively.  Amounts due to director are unsecured, non-interest bearing, and have no specific terms of repayment.

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

NOTE 8. COMMITMENT AND CONTIGENTCY

There is no commitment or contingency to disclose as of the period ended December 31, 2011.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE SIX AND THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010 AND FROM INCEPTION (MAY 21, 2009) TO DECEMBER 31, 2011

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED DECEMBER 31, 2011 COMPARED WITH THE SIX MONTHS ENDED DECEMBER 31, 2010 AND FROM INCEPTION (MAY 21, 2009) TO DECEMBER 31, 2011

REVENUES

For the six months ended December 31, 2011, we had revenues of $0 compared to $0 for the six months ended December 31, 2010.  We recorded revenues of $105,000 for the cumulative period from Inception (May 21, 2009) through December 31, 2011.

We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer. The Company has been in the development stage since its formation and has not yet realized a profit from its planned operations.

COSTS OF GOODS SOLD

We did not incur cost of sales for the six month periods ended December 31, 2011 and 2010 and for the cumulative period from Inception (May 21, 2009) through December 31, 2011.

OPERATING COSTS

Administrative expenses were $370 for the six months ended December 31, 2011, compared to $16 for the six months ended December 31, 2010 and professional fees were $35,489 for the six months ended December 31, 2011, compared to $2,000 for the six months ended December 31, 2010, an increase of $33,489. The increase in professional fees primarily relate to filing costs, transfer agent, legal, audit, and accounting fees. The comparative period had limited activity.  Total operating expenses for the cumulative period from Inception (May 21, 2009) through December 31, 2011 was $ 172,184.

NET LOSS

Our net loss for the six months ended December 31, 2011 and the six months ended December 31, 2010 were $35,859 and $2,016, respectively. Our net loss for the cumulative period from Inception (May 21, 2009) through December 31, 2011 was $67,184.  Our net losses are primarily attributed to costs for professional fees.

THREE MONTHS ENDED DECEMBER 31, 2011 COMPARED WITH THE THREE MONTHS ENDED DECEMBER 31, 2010

REVENUES

For the three months ended December 31, 2011, we had revenues of $0 compared to $0 for the three months ended December 31, 2010.

COSTS OF GOODS SOLD

We did not incur cost of sales for the three month periods ended December 31, 2011 and 2010.

OPERATING COSTS

Administrative expenses were $87 for the three months ended December 31, 2011, compared to $16 for the three months ended December 31, 2010 and professional fees were $12,884 for the three months ended December 31, 2011, compared to $2,000 for the three months ended December 31, 2010, an increase of $10,884. The increase in professional fees primarily relate to filing costs, transfer agent, legal, audit, and accounting fees. The comparative period had limited activity.

NET LOSS

Our net loss for the three months ended December 31, 2011 and the three months ended December 31, 2010 were $12,971 and $2,016, respectively.  Our net losses are primarily attributed to costs for professional fees.

LIQUIDITY

Our financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. As of December 31, 2011, we had cash of $6,901 and total liabilities of $135,000. Our cash flows from operating activities for the six months ended December 31, 2011 resulted in cash used of $8,859. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations. Our cash flow provided by financing activities for the six months ended December 31, 2011 and 2010 were $10,000 and $0, respectively. The Company has an accumulated deficit during development stage at December 31, 2011 of $67,184.  The deficit reported at December 31, 2011 is largely a result of operating expenses for professional fees.

Over the next 12 months we expect to expend approximately $30,000 in cash for legal, accounting, and related services. Cash used for other expenditures is expected to be minimal. We hope to be able to attract suitable investors for our business plan, which will not require us to use our cash, although there can be no assurances that we will be successful in these efforts.

We expect to be able to secure capital through advances from our Chief Executive Officer in order to pay expenses such as organizational costs, filing fees, accounting fees, and legal fees. We believe it will be difficult to secure capital in the future because we have no assets to secure debt and there is currently no trading market for our securities. We will need additional capital in the next twelve months and if we cannot raise such capital on acceptable terms, we may have to curtail our operations or terminate our business entirely. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The inability to obtain financing or generate sufficient cash from operations could require us to reduce or eliminate expenditures for acquiring suitable partners or otherwise curtail or discontinue our operations, which could have a material adverse effect on our business, financial condition, and results of operations. Furthermore, to the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders. If we raise additional funds through the issuance of debt securities, these securities may have rights, preferences, and privileges senior to holders of our common stock and the terms of such debt could impose restrictions on our operations. Regardless of whether our cash assets prove to be inadequate to meet our operational needs, we may seek to compensate providers of services by issuing stock in lieu of cash, which may also result in dilution to existing stockholders.

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

PLAN OF OPERATION AND FUNDING

We do not currently engage in enough business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with amounts to be loaned to or invested in us by our stockholders, management, or other investors.

During the next twelve months we anticipate incurring costs related to:

(i) filing of Exchange Act reports, and

(ii) costs relating to developing our new business plan

We believe we will be able to meet these costs through amounts, as necessary, to be loaned to or invested in us by our stockholders, management, or other investors.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to be effective in providing reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), and that such information is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure.

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

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures. Based on their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were adequately effective as of December 31, 2011 to cause the information required to be disclosed in reports that the Company files or submits under the Exchange Act to be recorded, processed, summarized, and reported within the time periods prescribed by the SEC, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to ensure timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting identified in connection with the requisite evaluation that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

NONE.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below before deciding to purchase shares of our common stock. If any of the events, contingencies, circumstances, or conditions described in the risks below actually occurs, our business, financial condition, or results of operations could be seriously harmed.

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

Our auditor's going concern opinion and the notation in the financial statements indicate that we do not have significant cash or other material assets and we are relying on advances from stockholders, officers, and directors to meet our limited operating expenses. We may become insolvent if we are unable to pay our debts in the ordinary course of business as they become due.

Our proposed plan of operation is speculative.

The success of our proposed plan of operation will depend to a great extent on the operations, financial condition, and management of the business opportunity which we identify, if any is identified. While management intends to seek business agreement(s) or combination(s) with entities having established operating histories, there can be no assurance that we will be successful in locating candidates meeting such criteria.

We face intense competition for business combination opportunities.

We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with, and acquisitions of small private and public entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies that may be our desirable target candidates. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than we have and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete in seeking merger or acquisition candidates with numerous other small public companies.

We have no agreements for a business combination or licensing transaction and have established no standards for such transactions.

We have no arrangement, agreement or understanding with respect to entering into an agreement or engaging in a merger with, joint venture with or acquisition of, a private or public entity. There can be no assurance that we will be successful in identifying and evaluating suitable business opportunities or in concluding a business transaction. Management has not identified any particular business for our evaluation. There is no assurance that we will be able to negotiate a business combination on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which we will require a target business opportunity to have achieved, and without which we would not consider a business transaction in any form with such business opportunity. Accordingly, we may enter into a business agreement or a business combination with a business having no significant operating history, losses, limited potential or no potential for earnings, limited assets, negative net worth, or other negative characteristics.

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

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Articles of Incorporation		10/A#2		3.1	11/5/2009
3.2	Bylaws		10/A #2		3.2	11/5/2009
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101	Interactive Data Files for the Journal of Radiology, Inc. Form 10Q for the period ended December 31, 2011	X

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOURNAL OF RADIOLOGY, INC.

Date: February 14, 2012	By:	/s/ Aaron Shrira
Aaron Shrira President and Director (Principal Executive Officer)

Date: February 14, 2012	By:	/s/ Elana Berman-Shrira Elana Berman-Shrira Treasurer and Director (Principal Accounting and Financial Officer)