Form 10-Q
period 2012-03-31
Journal of Radiology, Inc.
filed 2012-05-15
CIK 1470550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

As of May 15, 2012, the registrant had 7,085,000 outstanding shares of Common Stock.

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

JOURNAL OF RADIOLOGY, INC.
(A Development Stage Company)
BALANCE SHEETS (Unaudited)

	March 31,	June 30,
	2012	2011
Assets:
Cash	$ 6,874	$ 5,760
Accounts receivable	63,000	105,000
Total Assets	$ 69,874	$ 110,760

Liabilities and Stockholders' Deficit:
Accounts payable	$ 89,000	$ 101,000
Advances	8,420	-
Due to director	49,000	34,000
Total Liabilities	146,420	135,000

Stockholders' Deficit:
Preferred stock, authorized 4,000,000 shares of undesignated “blank check” preferred stock, no shares issued and outstanding	-	-
Series A Convertible Preferred Stock, $0.01 par value, authorized 1,000,000 shares, no shares issued and outstanding	-	-
Common Stock, $0.001 par value, 75,000,000 shares authorized, 7,085,000 and 7,085,000 issued and outstanding, respectively.	7,085	7,085
Deficit accumulated during development stage	(83,631)	(31,325)
Total stockholders' deficit	(76,546)	(24,240)
Total liabilities and stockholders’ deficit	$ 69,874	$ 110,760

The accompanying notes are an integral part of these financial statements.

JOURNAL OF RADIOLOGY, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2011	For the Nine Months Ended March 31, 2012	For the Nine Months Ended March 31, 2011	From Inception (May 21, 2009) to March 31, 2012

Revenue	$ -	$ -	$ -	$ -	$ 105,000

Operating costs:
Professional fees	16,369	3,500	51,858	5,500	187,117
Administrative expenses	78	48	448	64	1,514

Total operating costs	16,447	3,548	52,306	5,564	188,631

Net loss	$ (16,447)	$ (3,548)	$ (52,306)	$ (5,564)	$ (83,631)

Basic net loss per share	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)

Basic weighted average number of common shares outstanding	7,085,000	7,085,000	7,085,000	7,085,000

The accompanying notes are an integral part of these financial statements.

JOURNAL OF RADIOLOGY, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

			Deficit
			Accumulated	Total
	Common Stock		During	Stockholders'
	Number of		Development	Equity
	Shares	Amount	Stage	(Deficit)
Common stock issued per court
order May 21, 2009	1,085,000	$ 1,085	$ -	$ 1,085
Net loss	-	-	(1,085)	(1,085)
Balance June 30, 2009	1,085,000	1,085	(1,085)	-

Common stock issued July 6, 2009	6,000,000	6,000	-	6,000
Net loss	-	-	(3,801)	(3,801)
Balance June 30, 2010	7,085,000	7,085	(4,886)	2,199

Net loss	-	-	(26,439)	(26,439)
Balance June 30, 2011	7,085,000	7,085	(31,325)	(24,240)

Net loss	-	-	(52,306)	(52,306)
Balance March 31, 2012	7,085,000	$ 7,085	$ (83,631)	$ (76,546)

The accompanying notes are an integral part of these financial statements.

JOURNAL OF RADIOLOGY, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months	For the Nine Months	From Inception
	Ended	Ended	(May 21, 2009) to
	March 31,	March 31,	March 31,
	2012	2011	2012
Cash Flows from Operating Activities
Net loss for the period	$ (52,306)	$ (5,564)	$ (83,631)
Adjustments to reconcile net loss to net cash used for operating activities:
Issuance of common stock per court order	-	-	1,085
Changes in operating assets and liabilities
Increase (decrease) in accounts receivable	42,000	-	(63,000)
Decrease (increase) in accounts payable	(12,000)	-	89,000
Net cash used in operating activities	(22,306)	(5,564)	(56,546)

Cash Flows from Financing Activities
Increase in advance from director	15,000	1,000	49,000
Issuance of common stock	-	-	6,000
Advances	8,920	-	8,920
Repayment of advances	(500)	-	(500)
Net cash provided by financing activities	23,420	1,000	63,420

Increase (decrease) in cash	1,114	(4,564)	6,874
Cash, beginning of period	5,760	4,699	-
Cash, end of period	$ 6,874	$ 135	$ 6,874

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -
The accompanying notes are an integral part of these financial statements.

JOURNAL OF RADIOLOGY, INC.

(A Development Stage Company)

Notes to Financial Statements

 March 31, 2012

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

Basic net loss per share amount is computed by dividing the net loss by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. Common stock equivalents, which include warrants to purchase common stock, on March 31, 2012 and 2011 were not included in the computation of diluted earnings per share because the effect would be antidilutive.

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

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At March 31, 2012 and June 30, 2011, the balance did not exceed the federally insured limit.

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

NOTE 5. STOCKHOLDERS' EQUITY - COMMON STOCK

On April 5, 2012, the Board of Directors approved the creation of 5,000,000 of shares “blank check” preferred stock with a series of 1,000,000 shares of Preferred Stock, $0.01 par value per share, designated as Series A Convertible Preferred Stock.  All share information has been revised to reflect the creation and designation of preferred stock since the Company’s inception.

The authorized undesignated “blank check” preferred stock consists of 4,000,000 shares. The authorized Series A Convertible Preferred Stock consists of 1,000,000 shares with $0.01 par value per shares. Subject to the rights of the holder of any shares of any series of Preferred Stock ranking prior and superior to the shares of Series A Convertible Preferred Stock with respect to dividends, the holders of shares of Series A Convertible Preferred Stock, in preference to the holders of Common Stock.  Subject to adjustment, each share of Series A Convertible Preferred shall entitle the holder thereof to 5,000 votes on all matters submitted to a vote of stockholders of the Corporation. As of March 31, 2012, there were no preferred shares issued and outstanding.

The authorized common stock of the Company consists of 75,000,000 shares with $0.001 par value. As of March 31, 2012, there were a total of 7,085,000 common shares issued and outstanding.

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

As a result of these issuances there were a total 7,085,000 common shares issued and outstanding, and a total of 5,000,000 warrants issued and outstanding, at March 31, 2012.

NOTE 6. ADVANCES

Advances are non-interest bearing, unsecured and have no specific terms of repayment.

NOTE 7. RELATED PARTY TRANSACTIONS

The Company received from a director, a related party, a $15,000 advance during the nine month period ended March 31, 2012 for the payment of expenses. This amount is included on the balance sheet as due to director as a current liability. Total amounts advanced as of March 31, 2012 and June 30, 2011 is $49,000 and $34,000, respectively.  Amounts due to director are unsecured, non-interest bearing and have no specific terms of repayment.

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

NOTE 9. COMMITMENT AND CONTIGENTCY

There is no commitment or contingency to disclose as of the period ended March 31, 2012.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE NINE AND THREE MONTHS ENDED MARCH 31, 2012 AND 2011 AND FROM INCEPTION (MAY 21, 2009) TO MARCH 31, 2012

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED MARCH 31, 2012 COMPARED WITH THE NINE MONTHS ENDED MARCH 31, 2011 AND FROM INCEPTION (MAY 21, 2009) TO MARCH 31, 2012

REVENUES

For the nine months ended March 31, 2012, we had revenues of $0 compared to $0 for the nine months ended March 31, 2011.  We recorded revenues of $105,000 for the cumulative period from Inception (May 21, 2009) through March 31, 2012.

We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer. The Company has been in the development stage since its formation and has not yet realized a profit from its planned operations.

COSTS OF GOODS SOLD

We did not incur cost of sales for the nine month periods ended March 31, 2012 and 2011 and for the cumulative period from Inception (May 21, 2009) through March 31, 2012.

OPERATING COSTS

Administrative expenses were $448 for the nine months ended March 31, 2012, compared to $64 for the nine months ended March 31, 2011 and professional fees were $51,858 for the nine months ended March 31, 2012, compared to $5,500 for the nine months ended March 31, 2011, an increase of $46,358. The increase in professional fees primarily relate to filing costs, transfer agent, legal, audit and accounting fees. The comparative period had limited activity.  Total operating expenses for the cumulative period from Inception (May 21, 2009) through March 31, 2012 was $188,631.

NET LOSS

Our net loss for the nine months ended March 31, 2012 and the nine months ended March 31, 2011 were $52,306 and $5,564, respectively. Our net loss for the cumulative period from Inception (May 21, 2009) through March 31, 2012 was $83,631.  Our net losses are primarily attributed to costs for professional fees.

THREE MONTHS ENDED MARCH 31, 2012 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2011

REVENUES

For the three months ended March 31, 2012, we had revenues of $0 compared to $0 for the three months ended March 31, 2011.

COSTS OF GOODS SOLD

We did not incur cost of sales for the three month periods ended March 31, 2012 and 2011.

OPERATING COSTS

Administrative expenses were $78 for the three months ended March 31, 2012, compared to $48 for the three months ended March 31, 2011 and professional fees were $16,369 for the three months ended March 31, 2012, compared to $3,500 for the three months ended March 31, 2011, an increase of $12,869. The increase in professional fees primarily relate to filing costs, transfer agent, legal, audit and accounting fees. The comparative period had limited activity.

NET LOSS

Our net loss for the three months ended March 31, 2012 and the three months ended March 31, 2011 were $16,447 and $3,548, respectively.  Our net losses are primarily attributed to costs for professional fees.

LIQUIDITY

Our financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. As of March 31, 2012, we had cash of $6,874 and total liabilities of $146,420. Our cash flows from operating activities for the nine months ended March 31, 2012 resulted in cash used of $22,306. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations. Our cash flow provided by financing activities for the nine months ended March 31, 2012 and 2011 were $23,420 and $40,000, respectively. The Company has an accumulated deficit during development stage at March 31, 2012 of $83,631.  The deficit reported at March 31, 2012 is largely a result of operating expenses for professional fees.

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

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures. Based on their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were adequately effective as of March 31, 2012 to cause the information required to be disclosed in reports that the Company files or submits under the Exchange Act to be recorded, processed, summarized and reported within the time periods prescribed by the SEC, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to ensure timely decisions regarding required disclosure.

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

ITEM 4. MINING SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

Except as so indicated in Exhibits 32.1 and 32.2, the following exhibits are filed as part of, or incorporated by reference, this Quarterly Report on Form 10-Q.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Articles of Incorporation		10/A#2		3.1	11/5/2009
3.2	Bylaws		10/A #2		3.2	11/5/2009
3.3	Certificate of Amendment to Articles of Incorporation	X
3.4	Certificate of Designation for Series A Preferred Stock	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101	Interactive Data Files for the Journal of Radiology, Inc. Form 10Q for the period ended March 31, 2012	X

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOURNAL OF RADIOLOGY, INC.

Date: May 15, 2012	By:	/s/ Aaron Shrira
Aaron Shrira President and Director (Principal Executive Officer)

Date: May 15, 2012	By:	/s/ Elana Berman-Shrira Elana Berman-Shrira Treasurer and Director (Principal Accounting and Financial Officer)