Form 10-K
period 2012-06-30
Journal of Radiology, Inc.
filed 2012-10-03
CIK 1470550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐       No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐      No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of September 24, 2012: $125,610,000

As of September 24, 2012 the registrant had 1,781,550,000 outstanding shares of Common Stock.

Documents incorporated by reference:  None.

Signatures	19

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

On May 28, 2012, the Company issued 900,000,000 shares of common stock for licensing rights for interactive media technology from Imagin8. The agreement gives the Company the right to market the products of Imagin8. The agreement commences on May 1, 2012 and has duration of one year and thereafter on a month-by-month basis.  Imagin8 has the option, at any time, in its sole discretion with sixty (60) day prior notice to terminate the agreement.

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

Our principal shareholders will be able to approve all corporate actions without shareholder consent and will control our Company.

Our principal shareholder, Imagin8, currently owns approximately 51% of our Common Stock. It will have significant influence over all matters requiring approval by our shareholders, but not requiring the approval of the minority shareholders. Because it is the majority shareholder, it will be able to elect all of the members of our board of directors, allowing him to exercise significant control of our affairs and management. In addition, it may transact most corporate matters requiring shareholder approval by written consent, without a duly-noticed and duly-held meeting of shareholders.

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

Blue sky laws, regulations, orders, or interpretations place limitations on offerings or sales of securities by "blank check" companies or in "blind-pool" offerings, or if such securities represent "cheap stock" previously issued to promoters or others. Our CEO, because he received stock at a price of $.001 for each share, may be deemed to hold "cheap stock." These limitations typically provide, in the form of one or more of the following limitations that such securities are:

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our fiscal year 2012 that remain unresolved.

ITEM 2.

PROPERTIES.

The Company owns no real property.

ITEM 3.

LEGAL PROCEEDINGS.

None.

ITEM 4.       MINE SAFETY DISCLOSURES

N/A

PART II.

ITEM 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted under the symbol “JRRDD” on the OTCBB operated by the Financial Industry Regulatory Authority, Inc. (“FINRA”) and the OTCQB operated by OTC Markets Group, Inc.  Few market makers continue to participate in the OTCBB system because of high fees charged by FINRA.  Consequently, market makers that once quoted our shares on the OTCBB system may no longer be posting a quotation for our shares. As of the date of this report, however, our shares are quoted by several market makers on the OTCQB. The criteria for listing on either the OTCBB or OTCQB are similar and include that we remain current in our SEC reporting.

Only a limited market exists for our securities. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a shareholder may be unable to resell his securities in our company.

The following tables set forth the range of high and low prices for our common stock for the each of the periods indicated as reported by the OTCQB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending June 30, 2012
Quarter Ended	High $	Low $
June 30, 2012	$0.072	$0.067
March 31, 2012	$0.072	$0.072

On September 24, 2012, the last sales price per share of our common stock was $0.20.

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

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

RESULTS OF OPERATIONS

FISCAL YEAR ENDED JUNE 30, 2012 COMPARED TO THE FISCAL YEAR ENDED JUNE 30, 2011

REVENUES

For the fiscal year ended June 30, 2012 and fiscal year ended June 30, 2011 we generated $0 and $105,000 revenue, respectively.   We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer. The Company has been in the development stage since its formation and has not yet realized a profit from its planned operations.

COSTS OF GOODS SOLD

We did not incur cost of sales for the fiscal year ended June 30, 2012 or fiscal year ended June 30, 2011

OPERATING COSTS

Administrative expenses were $494 for the fiscal year ended June 30, 2012, compared to $265 for the fiscal year ended June 30, 2011 and professional fees were $69,082 for the fiscal year ended June 30, 2012, compared to $131,174 a decrease of $62,092.  There was a decrease in professional fees since we did not earn revenue in the current year and, as such, did not incur professional fees to earn revenue. During the year ended June 30, 2012, the Company issued 669,000,000 shares of common stock valued at $44,600,000 for consulting services and recorded an impairment loss on licensing rights for interactive media technology of $64,500,000. As such, total operating costs were $109,169,576 for the fiscal year ended June 30, 2012, compared to $131,439 for the fiscal year ended June 30, 2011.

NET LOSS

Our net loss for the year ended June 30, 2012 and the fiscal year ended June 30, 2011 was $106,169,576 and $26,439 respectively. For the year ended June 30, 2012, the increase in our net loss was attributed to not earning revenues in the current year and the issuance of 669,000,000 shares of common stock valued at $44,600,000 for consulting services and an impairment loss on licensing rights for interactive media technology of $64,500,000. Net loss from inception (May 21, 2009) to June 30, 2012 is $109,200,901.

LIQUIDITY

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As of June 30, 2012, we had cash of $3,154 and total liabilities of $154,970. Our cash flows from operating activities for the fiscal year ended June 30, 2012 resulted in cash used of $34,576. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations.  Our cash flow provided by financing activities for the fiscal year ended June 30, 2012 and 2011 was $31,970 and $31,500, respectively.  The Company has an accumulated deficit during development stage at June 30, 2012 and June 30, 2011 of $109,200,901 and $31,325, respectively. The deficit reported at June 30, 2012 is largely a result of operating expenses for professional fees, shares issued for consulting services and impairment of licensing rights. These conditions led to our auditor reporting substantial doubt about our ability to continue as a going concern.

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

OPERATING CAPITAL AND CAPITAL EXPENDITURE REQUIREMENTS

We are currently funding our initial operations by way of issuing 180,000,000 shares of our common stock valued at $0.000033 per share to our Chief Executive Officer. We had hoped to be able to attract suitable publishing partners seeking the benefits of stock-based compensation, which will not require us to use our cash, although there can be no assurances that we will be successful in these efforts.  Our Chief Executive Officer has committed to advancing us an additional $30,000 for certain operating costs in order to start implementing our business plan, the funds are loaned to the company as required to pay amounts owed by the Company.  As such, our operating capital is currently limited to the personal resources of our Chief Executive Officer.  The loans from our Chief Executive Officer are unsecured and non-interest bearing and have no set terms of repayment.  We anticipate receiving additional capital once we are able to have our securities actively trading on a public exchange. There is no guarantee our stock will develop a market on that public exchange.

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

Going Concern

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company does not have material assets, nor does it have operations or a source of revenue to cover its operating costs and allow it to continue as a going concern. The Company has a deficit accumulated during development stage at June 30, 2012 and 2011 of $109,200,901 and $31,325, respectively. The Company will be dependent upon the raising of additional capital through placement of its common stock in order to implement its business plan. There can be no assurance that the Company will be successful in this situation.

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

 ITEM 7.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and related notes are included as part of this report as indexed in the appendix on page F-1 through F-13.

ITEM 9.

CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.

CONTROLS AND PROCEDURES.

Management, including our chief executive officer and chief financial officer, as of the end of the period covered by this Annual Report on Form 10-K, have concluded our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) were not effective to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

-

Provide a  reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

-

Provide a reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

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

In connection with the preparation of this Annual Report on Form 10-K for the year ended June 30, 2012, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act. Our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our internal controls and procedures are not effective as of June 30, 2012. There were no significant changes in our internal controls over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 9B.

OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The executive officers and directors of the Company as of September 24, 2011 are as follows:

Name	Age	Position
Aaron Shrira	70	President and Director
Elana Berman-Shrira	62	Secretary, Treasurer and Director

Duties, Responsibilities and Experience

Biographical Information

Aaron Shrira, age 70, has been the President and CEO of the Company since its incorporation. He is also the founder, and has been the CEO since 1983, of Reliable Printing Solutions and its affiliates including Century Computer Products, Inc. These companies, based in Santa Monica, California, market toner and ink jet cartridges and related products and employ approximately 130 people. Prior to 1983 Mr. Shrira owned a construction company that built and operated Gasoline Stations. He began his business career in Real Estate, buying and selling real estate investments. Mr. Shrira received his BS degree in Mechanical Engineering from Indiana Institute of Technology. He is married to Elana Berman-Shrira, the other officer and director of the Company.

Elana Berman-Shrira, age 62, has been the Secretary, Treasurer and CFO of the Company since its incorporation. She has been involved in design, manufacturing and distribution of collectable jewelry for both private and public clientele since 1997. In addition she has been actively involved in consulting others in the purchasing of real estate, and the design and renovation/restoration of properties since 1995. Prior to that, Ms. Berman-Shrira received a B.A. in Sociology from California State University, Northridge and worked as a medical social worker for the County of Los Angeles. Subsequently, she earned a Master's Degree from Antioch University in Clinical Psychology. She is married to Aaron Shrira, the other officer and director of the Company.

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

ITEM 11.

EXECUTIVE COMPENSATION.

Summary of Cash and Certain Other Compensation

The following table provides certain summary information concerning the compensation earned by the named executive officers for the fiscal years ended June 30, 2012 and 2011, for services rendered in all capacities to Journal of Radiology, Inc.:

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Aaron Shrira, President and Director	2012	$-	$ -	$ -	$ -	$-	$ -	$ -	$ -
	2011	$-	$ -	$ -	$ -	$-	$ -	$ -	$ -

Elana Berman-Shrira, Secretary, Treasurer and Director	2012	$-	$ -	$ -	$ -	$-	$ -	$ -	$ -
	2011	$-	$ -	$ -	$ -	$-	$ -	$ -	$ -

Director Compensation

The following table provides compensation summary concerning the compensation earned by the named directors for the years ended June 30, 2012 and 2011.

Name	Year	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Aaron Shrira, Director	2012	$-	$ -	$ -	$ -	$ -	$ -	$-
	2011	$-	$ -	$ -	$ -	$ -	$ -	$-

Elana Berman-Shrira, Director	2012	$-	$ -	$ -	$ -	$ -	$ -	$-
	2011	$-	$ -	$ -	$ -	$ -	$ -	$-

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of June 30, 2012, information about the beneficial ownership of our capital stock with respect to each person known by Journal of Radiology, Inc. to own beneficially more than 5% of the outstanding capital stock, each director and officer, and all directors and officers as a group.

	Number of Shares Beneficially Owned		Percentage of Class (2)
Name and Address(1)		Class
Aaron Shrira(3)	180,000,000	Common	10.1%
President and Director
Elana Berman-Shrira(3)	-	Common	*
Imagin8 (4)	975,000,000	Common	54.7%
All directors and executive officers (2 persons)	1,155,000,000	Common	64.8%
*Denotes less than 1%

1)     Unless noted otherwise, the address for all persons listed is c/o the Company at 2230 Michigan Avenue,

               Santa Monica, California 90404.

2)    The above percentages are based on 1,781,550,000 shares of common stock outstanding as September 24, 2012.

3)   Elana Berman-Shrira may be considered the beneficial owner of 180,000,000 shares owned by her husband Aaron Shrira.

4)

Represents 75,000,000 shares held directly and 900,000,000 shares hold by a wholly owned corporation, Imagin8. Address: 53Theddore PL, Thornhill, Ontario, Canada L4J 8E4

“Beneficial ownership” means the sole or shared power to vote or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of or to direct the disposition of, a security).

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

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

None.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by the Company's auditors for the professional services rendered in connection with the audit of the Company's annual financial statements, review of our Form 10 and reviews of the financial statements included in the Company's Forms 10-Qs and Form 10-Ks for fiscal 2012 and 2011 were approximately $11,250 and $9,250, respectively.

Audit-Related Fees

None.

Tax Fees

None.

All Other Fees

Fees billed in connection with subsidiary stand alone audits in fiscal 2011 and 2011 were approximately $0 and $0, respectively.

PART IV.

ITEM 15.

EXHIBITS.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Articles of Incorporation		10/A#2		3.1	11/5/2009
3.2	Bylaws		10/A #2		3.2	11/5/2009
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition	X

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOURNAL OF RADIOLOGY, INC.

Date: October 3, 2012	By:	/s/ Aaron Shrira
Aaron Shrira President and Director (Principal Executive Officer)

Date: October 3, 2012	By:	/s/ Elana Berman-Shrira Elana Berman-Shrira Treasurer and Director (Principal Accounting and Financial Officer)

JOURNAL OF RADIOLOGY, INC.

FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011

Office Locations

La s Vegas, NV

New York, NY

Pune, India

Beijing, China

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Journal of Radiology, Inc.,

We have audited the accompanying balance sheets of Journal of Radiology, Inc. (A Development Stage Company) (the “Company”) as of June 30, 2012 and 2011 and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the years then ended and for the period from inception (May 21, 2009) through June 30, 2012. Journal of Radiology, Inc’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Journal of Radiology, Inc. (A Development Stage Company) as of June 30, 2012 and 2011 and the results of its operations and its cash flows for each of the years then ended and for the period from inception (May 21, 2009) through June 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ De Joya Griffith, LLC

Henderson, Nevada

September 26, 2012

De Joya Griffith, LLC ● 2580 Anthem Village Dr. ● Henderson, NV ● 89052

Telephone (702) 563-1600 ● Facsimile (702) 920-8049

www.dejoyagriffith.com

JOURNAL OF RADIOLOGY, INC.

(A Development Stage Company)

BALANCE SHEETS

(Audited)

	As of Year End June 30, 2012	As of Year End June 30, 2011
Assets
Cash	$3,154	$5,760
Accounts receivable	58,000	105,000
Total assets	$61,154	$110,760
Liabilities and Stockholders’ (Deficit)
Accounts payable	$89,000	$101,000
Advances	16,970	-
Due to director	49,000	34,000
Total liabilities	154,970	135,000
Stockholders’ Deficit :
Preferred stock; par value $0.01; 49,000,000 shares authorized, nil issued and outstanding	-	-
Series A Convertible Preferred Stock; par value $0.01; 1,000,000 shares authorized, nil issued and outstanding	-	-
Common stock; par value $0.001; 5,000,000,000 shares authorized, 1,781,550,000 and 212,550,000 issued and outstanding, respectively.	1,781,550	212,550
Additional paid-in capital	107,325,535	(205,465)
Deficit accumulated during development stage	(109,200,901)	(31,325)
Total stockholders’ deficit	(93,816)	(24,240)

Total liabilities and stockholders' deficit	$61,154	$110,760

See Notes to Financial Statements.

JOURNAL OF RADIOLOGY, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Audited)

	For the Year ended June 30, 2012	For the Year ended June 30, 2011	From Inception (May 21, 2009) to June 30, 2012

Revenue	$ -	$ 105,000	$ 105,000

Total revenue	-	105,000	105,000

Operating costs:
Professional fees	69,082	131,174	204,341
Administrative expenses	494	265	1,560
Impairment of licensing rights	64,500,000	-	64,500,000
Stock based compensation	44,600,000	-	44,600,000

Total operating costs	109,169,576	131,439	109,305,901

Net loss	$ (109,169,576)	$ (26,439)	$ (109,200,901)

Basic loss per share	$ (0.24)	(0.00)

Weighted average number of common shares outstanding- basic	455,804,795	212,550,000

See Notes to Financial Statements.

JOURNAL OF RADIOLOGY, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FROM INCEPTION (MAY 21, 2009) TO JUNE 30, 2012

(Audited)

	Common Shares	Common Stock	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity (Deficit)
Common stock issued per court order May 21, 2009	32,550,000	$ 32,550	$ (31,465)	$ -	$ 1,085
Net loss	-	-	-	(1,085)	(1,085)
Balance June 30, 2009	32,550,000	32,550	(31,465)	(1,085)	-

Common stock issued for cash	180,000,000	180,000	(174,000)	-	6,000
Net loss	-	-		(3,801)	(3,801)
Balance June 30, 2010	212,550,000	212,550	(205,465)	(4,886)	2,199

Net loss	-	-	-	(26,439)	(26,439)
Balance June 30, 2011	212,550,000	212,550	(205,465)	(31,325)	(24,240)

Common stock issued for consulting services	669,000,000	669,000	43,931,000		44,600,000
Common stock issued for licensing rights	900,000,000	900,000	63,600,000		64,500,000
Net loss	-	-		(109,169,576)	(109,169,576)
Balance June 30, 2012	1,781,550,000	$ 1,781,550	$ 107,325,535	$ (109,200,901)	$ (93,816)

See Notes to Financial Statements.

JOURNAL OF RADIOLOGY, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Audited)

	For the Year Ended June 30, 2012	For the Year Ended June 30, 2011	From Inception (May 21, 2009) to June 30, 2012
Cash Flows from Operating Activities
Net loss	$ (109,169,576)	$ (26,439)	$ (109,200,901)
Adjustments to reconcile net loss to net cash used in operating activities and liabilities:
Issuance of common stock per court order	-	-	1,085
Stock issued for services	44,600,000	-	44,600,000
Impairment of licensing rights	64,500,000	-	64,500,000
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	47,000	(105,000)	(58,000)
Increase (decrease) in accounts payable	(12,000)	101,000	89,000
Net cash used in operating activities	(34,576)	(30,439)	(68,816)

Cash Flows from Financing Activities:
Increase in advance from director	15,000	31,500	49,000
Issuance of common stock	-	-	6,000
Advances	17,470	-	17,470
Repayment of advances	(500)	-	(500)
Net cash provided by financing activities	31,970	31,500	71,970

Net change in cash	(2,606)	1,061	3,154
Cash beginning of year	5,760	4,699	-
Cash end of year	$ 3,154	$ 5,760	$ 3,154

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for:
Interest paid	$ -	$ -	$ -
Income tax paid	$ -	$ -	$ -
Shares issued for purchase of licensing rights	$ 64,500,000	$ -	$ 64,500,000

See Notes to Financial Statements.

JOURNAL OF RADIOLOGY, INC.

(A Development Stage Company)

Notes to Financial Statements

June 30, 2012

                                                                     (Audited)

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

On May 28, 2012, the Company issued 900,000,000 shares of common stock for licensing rights for interactive media technology from Imagin8. The agreement gives the Company the right to market the products of Imagin8. The agreement commences on May 1, 2012 and has duration of one year and thereafter on a month-by-month basis.  Imagin8 has the option, at any time, in its sole discretion with sixty (60) day prior notice to terminate the agreement.

The Company has been in the development stage since its formation and has only one client from its planned operations.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. BASIS OF ACCOUNTING

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States. The Company has elected a June 30 year-end.

b. BASIC EARNINGS PER SHARE

ASC No. 260, “Earnings Per Share”, specifies the computation, presentation, and disclosure requirements for earnings (loss) per share for entities with publicly held common stock.   The Company has adopted the provisions of ASC No. 260.

Basic net loss per share amount is computed by dividing the net loss by the weighted average number of common shares outstanding.  In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. Common stock equivalents, which include warrants to purchase common stock, on June 30, 2012 and 2011 were not included in the computation of diluted earnings per share because the effect would be antidilutive.

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

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At June 30, 2012 and June 30, 2011, the balance did not exceed the federally insured limit.

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

f. STOCK-BASED COMPENSATION

The Company follows FASB ASC Subtopic 718, Stock Compensation, which requires that new, modified and unvested share-based payment transactions with employees, such as grants of stock options and restricted stock, be recognized in the financial statements based on their fair value at the grant date and recognized as compensation expense over their vesting periods. The Company estimates the fair value of stock options as of the date of grant using the Black-Scholes option pricing model and restricted stock based on the quoted market price. For non-employee stock-based compensation, the Company follows ASC Topic 505 – Equity-Based Payments to Non-Employees, which requires stock-based compensation related to non-employees to be accounted for based on the fair value of the related stock or options or the fair value of the services on the grant date, whichever is more readily determinable in accordance with ASC Topic 718.

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

h. IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

The Company evaluates its long-lived assets for indicators of possible impairment. The intangible asset subject to amortization held and used by the Company is reviewed for impairment whenever events or changes in circumstances indicate that its net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets and is recorded in the period in which the determination was made. The most important factor in the calculation of the fair value of the intangible asset is the projected sales derived from interactive media technology which are estimated by extrapolating the current growth trends of the product and applying judgment as to the appropriate future growth rate among other factors. We conducted a test for impairment which was triggered because the Company is currently unable to forecast sales of the fiscal year ended June 30, 2012. An impairment charge of $64,500,000 and $0 was recorded and included in in the statement of operations during the years ended June 30, 2012 and 2011, respectively.

i. IMPACT OF NEW ACCOUNTING STANDARDS

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the year ended June 30, 2012 or which are expected to impact future periods, that were not already adopted and disclosed in prior periods.

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

In addition to defining fair value, the standard expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs.  The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.  Each fair value measurement is reported in one of the three levels which are determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

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

NOTE 5. INTERACTIVE MEDIA TECHNOLOGY SUBJECT TO AMORTIZATON, NET

Intangible assets represent interactive media technology acquired on May 28, 2012. Acquisition costs were $64,500,000 and $0 at June 30, 2012 and 2011, respectively.  These costs are presented on the balance sheet net of impairment charge of $64,500,000 and $0 at June 30, 2012 and 2011, respectively.  The Company issued 900,000,000 shares of common stock for interactive media technology valued at $64,500,000 ($0.072 per share).

NOTE 6. STOCKHOLDERS' EQUITY

On April 24, 2012, the Company filed a Certificate of Designation creating a series of 1,000,000 shares of preferred stock, par value $0.01 per share, designated as Series A Convertible Preferred Stock.

On May 10, 2012, the Company filed a Certificate of Amendment to its Articles of Incorporation, increasing the number of authorized shares of common stock from 75,000,000 to 500,000,000 and adding 5,000,000 shares of blank check preferred stock, with a par value of $0.01 per share.

On July 20, 2012, the Company’s Board of Directors adopted a resolution and the majority of the Company’s stockholders approved an amendment to the Articles of Incorporation to (i) increase the number of authorized shares of common stock from 500,000,000 to 5,000,000,000 and increase the number of blank check preferred stock from 5,000,000 to 50,000,000 (ii) affect a thirty (30) to one (1) forward stock split of the outstanding shares of common stock, All share and per share information presented in these financial statements has been restated to retroactively reflect this stock split.

The stockholders’ equity of the Company comprises the following classes of capital stock as of June 30, 2012 and 2011:

The authorized Preferred Stock of the Company consists of 49,000,000 shares with $0.01 par value. As of June 30, 2012, there was no issued and outstanding preferred stock.

The authorized Series A Convertible Preferred Stock of the Company consists of 1,000,000 shares with $0.01 par value. As of June 30, 2012, there was no issued and outstanding Series A Convertible Preferred Stock.

The authorized common stock of the Company consists of 5,000,000,000 shares with $0.001 par value. As of June 30, 2012 and 2011, there were 1,781,550,000 and 212,550,000 common shares issued and outstanding, respectively.

The Company's first stock issuance, totaling 32,550,000 shares, took place on May 21, 2009 pursuant to the Chapter 11 Plan of Reorganization confirmed by the U.S. Bankruptcy Court in the matter of AP Corporate Services, Inc. ("AP").

1.

The Court ordered the distribution of shares in Journal of Radiology, Inc. to all general unsecured creditors of AP, with these creditors to receive their PRO RATA share (according to amount of debt held) of a pool of 2,400,000 shares in the Company.

2.

The Court also ordered the distribution of shares in the Company to all shareholders of AP, with these shareholders to receive their PRO RATA share (according to number of shares held) of a pool of 150,000 shares in the Company.

3.

The Court also ordered the distribution of shares and warrants in the Company to all administrative creditors of AP, with these creditors to receive one share and five warrants in the Company for each $0.10 of AP's administrative debt which they held. These creditors received an aggregate of 1,000,000 common shares in the Company and 5,000,000 warrants consisting of 1,000,000 "A Warrants" each convertible into one share of common stock at an exercise price of $0.033; 1,000,000 "B Warrants" each convertible into one share of common stock at an exercise price of $0.067; 1,000,000 "C Warrants" each convertible into one share of common stock at an exercise price of $0.10; 1,000,000 "D Warrants" each convertible into one share of common stock at an exercise price of $0.133; and 1,000,000 "E Warrants" each convertible into one share of common stock at an exercise price of $0.167. All warrants are exercisable at any time during the five year period immediately following the effective date January 4, 2009.

On July 6, 2009, the Company received $6,000 in cash from the CEO of the Company in exchange for 180,000,000 shares of common stock ($0.000033 per share).

On May 9, 2012, the Company issued 669,000,000 shares of common stock for consulting services valued at $44,600,000 ($0.067 per share).

On May 28, 2012, the Company issued 900,000,000 shares of common stock for interactive media technology valued at $64,500,000 ($0.072 per share).

NOTE 7 – INCOME TAXES

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent that, based on available evidence, it is more likely than not those benefits will be realized. The Company’s deferred tax assets were fully reserved at June 30, 2012 and 2011.

Income taxes differ from the amount that would be computed by applying the Federal statutory income tax rates of 34% (2010 – 34%) as of June 30.  The reasons for the differences are as follows:

	2012	2011
Provision for income taxes:
Net loss	$(109,169,576)	$(26,439)
Adjustments:
Impairment of licensing rights	64,500,000	-
Stock issued for consulting services	44,600,000	-
Tax loss	(69,576)	(26,439)
Federal statutory income tax rate	34%	34%
	23,656	8,989
Change in valuation allowance	(23,656)	(8,989)
	$-	$-

 Deferred tax assets and liabilities consist of the following as of June 30:

	2012	2011
Deferred tax assets:
Net operating loss carry forwards	$34,307	$10,651
Less valuation allowance	(34,307)	(10,651)
Net deferred tax asset	$-	$-

The tax years 2009 through 2012 remain open to examination by the major taxing jurisdictions in which the Company operates. The Company expects no material changes to unrecognized tax positions within the next twelve months.

NOTE 8. RELATED PARTY TRANSACTIONS

During the fiscal years June 30, 2012 and 2011, the Company received from a director $49,000 and $34,000, respectively for payment of expenses. These amounts are included on the balance sheet as a current liability.  The advance is non-interest bearing, unsecured, and due on demand.

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

NOTE 9. WARRANTS AND OPTIONS

On May 21, 2009 (inception), the Company issued 5,000,000 warrants exercisable into 5,000,000 shares of the Company's common stock. These warrants were issued per order of the U.S. Bankruptcy Court in the matter of AP Corporate Services, Inc. ("AP") to the administrative creditors of AP. These creditors received an aggregate of 5,000,000 warrants consisting of 1,000,000 "A Warrants" each convertible into one share of common stock at an exercise price of $0.033; 1,000,000 "B Warrants" each convertible into one share of common stock at an exercise price of $0.067; 1,000,000 "C Warrants" each convertible into one share of common stock at an exercise price of $0.10; 1,000,000 "D Warrants" each convertible into one share of common stock at an exercise price of $0.133; and 1,000,000 "E Warrants" each convertible into one share of common stock at an exercise price of $0.167. All warrants are exercisable at any time prior to

January 4, 2014. As of the date of this report, no warrants have been exercised.

The fair value of these warrants was estimated at the date of the Company's inception, May 21, 2009, which was also the date of the grant, using the Black-Scholes Option Pricing Model with current value of the stock at $0.001 (par value) since there is no market for the stock at the time; dividend yield of 0%; risk-free interest rate of 2.16% (5 year Treasury Note rate at the issue date); and expiration date of 5 years. Since the stock did not trade, and since its par value is $0.001, the fair value of the warrants came out to be zero.

The following is a summary of warrants activity during the years ended June 30, 2012 and 2011:

	Number of Shares	Weighted Average Exercise Price
Balance, June 30, 2010	5,000,000	$ 0.10

Warrants granted and assumed	0
Warrants expired	0

Balance, June 30, 2011	5,000,000	$ 0.10

Warrants granted and assumed	0
Warrants expired	0

Balance, June 30, 2012	5,000,000	$ 0.10

All warrants outstanding as of June 30, 2012 are exercisable.

NOTE 10. SUBSEQUENT EVENTS

On July 20, 2012, the Company’s Board of Directors adopted a resolution and the majority of the Company’s stockholders approved an amendment to the Articles of Incorporation to (i) increase the number of authorized shares of common stock from 500,000,000 to 5,000,000,000 and increase the number of blank check preferred stock from 5,000,000 to 50,000,000 (ii) affect a thirty (30) to one (1) forward stock split of the outstanding shares of common stock, All share and per share information presented in these financial statements has been restated to retroactively reflect this stock split.