Form 10-Q
period 2012-09-30
Journal of Radiology, Inc.
filed 2012-11-14
CIK 1470550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of November 14, 2012, the registrant had 1,781,550,000 outstanding shares of Common Stock.

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

The unaudited financial statements included herein have been prepared by Journal of Radiology, Inc. (the “Company”). In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. It is suggested that these financial statements and notes to the financial statements be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

JOURNAL OF RADIOLOGY, INC.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	September 30,	June 30,
	2012	2012
Assets:
Cash	$ 1,576	$ 3,154
Accounts receivable	16,257	58,000
Total Current Assets	$ 17,833	$ 61,154

Liabilities and Stockholders’ Deficit:
Liabilities:
Accounts payable	$ 98,998	$ 89,000
Advances	-	16,970
Due to director	49,000	49,000
Total Current Liabilities	147,998	154,970

Stockholders' Deficit:
Preferred stock; par value $0.01; 49,000,000 shares authorized, nil issued and outstanding	-	-
Series A Convertible Preferred Stock; par value $0.01; 1,000,000 shares authorized, nil issued and outstanding	-	-
Common stock; par value $0.001; 5,000,000,000 shares authorized, 1,781,550,000 and 1,781,550,000 issued and outstanding, respectively.	1,781,550	1,781,550
Additional paid-in capital	107,325,535	107,325,535
Deficit accumulated during development stage	(109,237,250)	(109,200,901)
Total stockholders' deficit	(130,165)	(93,816)
Total liabilities and stockholders’ deficit	$ 17,833	$ 61,154

The accompanying notes are an integral part of these financial statements.

JOURNAL OF RADIOLOGY, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months	For the Three Months	From Inception
	Ended	Ended	(May 21, 2009) to
	September 30,	September 30,	September 30,
	2012	2011	2012
Revenue	$ -	$ -	$ 105,000
Total revenue	-	-	105,000

Operating expenses:
Professional fees	24,360	22,605	228,701
Administrative expenses	11,989	283	13,549
Impairment of licensing rights	-	-	64,500,000
Stock based compensation	-	-	44,600,000
Total operating expenses	36,349	22,888	109,342,250

Net loss	$ (36,349)	$ (22,888)	$ (109,237,250)

Net loss per share, basic	$ (0.00)	$ (0.00)

Weighted average number of common shares outstanding – basic	1,781,550,000	212,550,000

The accompanying notes are an integral part of these financial statements.

JOURNAL OF RADIOLOGY, INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FROM INCEPTION (MAY 21, 2009) TO SEPTEMBER 30, 2012

(Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity (Deficit)
Common stock issued per court order May 21, 2009	32,550,000	$ 2,550	$ (31,465)	$ -	$ 1,085
Net loss	-	-	-	(1,085)	(1,085)
Balance June 30, 2009	32,550,000	32,550	(31,465)	(1,085)	-

Common stock issued for cash	180,000,000	180,000	(174,000)	-	6,000
Net loss	-	-		(3,801)	(3,801)
Balance June 30, 2010	212,550,000	212,550	(205,465)	(4,886)	2,199

Net loss	-	-	-	(26,439)	(26,439)
Balance June 30, 2011	212,550,000	212,550	(205,465)	(31,325)	(24,240)

Common stock issued for consulting services	669,000,000	669,000	43,931,000		44,600,000
Common stock issued for licensing rights	900,000,000	900,000	63,600,000		64,500,000
Net loss	-	-		(109,169,576)	(109,169,576)
Balance June 30, 2012	1,781,550,000	1,781,550	107,325,535	(109,200,901)	(93,816)

Net loss	-	-	-	(36,349)	(36,349)
Balance September 30, 2012	1,781,550,000	$ 1,781,550	$ 107,325,535	$ (109,237,250)	$ (130,165)

The accompanying notes are an integral part of these financial statements.

JOURNAL OF RADIOLOGY, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three months	For the Three months	From Inception
	Ended	Ended	(May 21, 2009) to
	September 30,	September 30,	September 30,
	2012	2011	2012
Cash Flows from Operating Activities
Net loss	$ (36,349)	$ (22,888)	$ (109,237,250)
Adjustments to reconcile net loss to net cash used for operating activities:
Issuance of common stock per court order	-	-	1,085
Shares issued for services	-	-	44,600,000
Impairment of licensing rights	-	-	64,500,000
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	-	25,000	(58,000)
(Decrease) increase in accounts payable	9,998	(10,000)	98,998
Net cash used in operating activities	(26,351)	(7,888)	(95,167)

Cash Flows from Financing Activities
Increase in advance from director	-	10,000	49,000
Issuance of common stock	-	-	6,000
Advances	24,773	-	42,243
Repayment of advances	-	-	(500)
Net cash provided by financing activities	24,773	10,000	96,743

Increase (decrease) in cash	(1,578)	2,112	1,576
Cash, beginning of period	3,154	5,760	-
Cash, end of period	$ 1,576	$ 7,872	$ 1,576

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Advances applied against account receivable	$ 41,743	$ -	$ 41,743
The accompanying notes are an integral part of these financial statements.

JOURNAL OF RADIOLOGY, INC.

(A Development Stage Company)

Notes to Financial Statements

 September 30, 2012

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

The unaudited financial statements included herein have been prepared by the Company. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. It is suggested that these financial statements and notes to the financial statements be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

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

Basic net loss per share amount is computed by dividing the net loss by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. Common stock equivalents, which include warrants to purchase common stock, on September 30, 2012 and 2011 were not included in the computation of diluted earnings per share because the effect would be antidilutive.

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

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At September 30, 2012 and June 30, 2012, the balance did not exceed the federally insured limit.

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

h. IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

The Company evaluates its long-lived assets for indicators of possible impairment. The intangible asset subject to amortization held and used by the Company is reviewed for impairment whenever events or changes in circumstances indicate that its net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets and is recorded in the period in which the determination was made. The most important factor in the calculation of the fair value of the intangible asset is the projected sales derived from interactive media technology which are estimated by extrapolating the current growth trends of the product and applying judgment as to the appropriate future growth rate among other factors. We conducted a test for impairment which was triggered because the Company was currently unable to forecast sales of the fiscal year ended June 30, 2012. An impairment charge of $64,500,000 was recorded and included in the statement of operations from Inception (May 21, 2009) to September 30, 2012, respectively.

i. IMPACT OF NEW ACCOUNTING STANDARDS

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the first quarter of fiscal 2013, or which are expected to impact future periods that were not already adopted and disclosed in prior periods.

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

NOTE 5. INTERACTIVE MEDIA TECHNOLOGY SUBJECT TO AMORTIZATON, NET

Intangible assets represent interactive media technology acquired on May 28, 2012. Acquisition costs were $0 and $64,500,000 at September 30, 2012 and June 30, 2012, respectively.  These costs are presented on the balance sheet net of impairment charge of $64,500,000 at September 30, 2012 and June 30, 2012, respectively.  The Company issued 900,000,000 shares of common stock for interactive media technology valued at $64,500,000 ($0.072 per share).

NOTE 6. STOCKHOLDERS' EQUITY - COMMON STOCK

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

The authorized Series A Convertible Preferred Stock of the Company consists of 1,000,000 shares with $0.01 par value. As of September 30, 2012, there was no issued and outstanding Series A Convertible Preferred Stock.

The authorized common stock of the Company consists of 5,000,000,000 shares with $0.001 par value. As of September 30, 2012 and June 30, 2012 there were 1,781,550,000 common shares issued and outstanding.

NOTE 7. ADVANCES

Advances are non-interest bearing, unsecured and have no specific terms of repayment. Total advances due of $41,743, comprises of additional cash advances of $24,773 received during the three months ended September 30, 2012 and $16,970 of advances, due as of June 30, 2012, were applied against outstanding accounts receivable at September 30, 2012.

NOTE 8. RELATED PARTY TRANSACTIONS

Total amounts advanced by a director as of September 30, 2012 and June 30, 2012 is $49,000 and $49,000, respectively.  Amounts due to director are unsecured, non-interest bearing and have no specific terms of repayment.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 AND FROM INCEPTION (MAY 21, 2009) TO SEPTEMBER 30, 2012

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND FROM INCEPTION (MAY 21, 2009) TO SEPTEMBER 30, 2012

REVENUES

For the three months ended September 30, 2012, we had revenues of $0 compared to $0 for the three months ended September 30, 2011.  We recorded revenues of $105,000 for the cumulative period from Inception (May 21, 2009) through September 30, 2012.

We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer. The Company has been in the development stage since its formation and has not yet realized a profit from its planned operations.

COSTS OF GOODS SOLD

We did not incur cost of sales for the three month periods ended September 30, 2012 and 2011 and for the cumulative period from Inception (May 21, 2009) through September 30, 2012.

OPERATING COSTS

Administrative expenses were $11,989 for the three months ended September 30, 2012, compared to $283 for the three months ended September 30, 2011 and professional fees were $24,360 for the three months ended September 30, 2012, compared to $22,605 for the three months ended September 30, 2011, an increase of $1,755. The increase in professional fees primarily relates to an increase in legal fees. The comparative period had limited activity.  Total operating expenses for the cumulative period from Inception (May 21, 2009) through September 30, 2012 was $109,342,250.

NET LOSS

Our net loss for the three months ended September 30, 2012 and the three months ended September 30, 2011 were $36,349 and $22,888, respectively. Our net losses are primarily attributed to costs for professional fees. Our net loss for the cumulative period from Inception (May 21, 2009) through September 30, 2012 was $109,237,250.

LIQUIDITY

Our financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. As of September 30, 2012, we had cash of $1,576 and total liabilities of $147,998. Our cash flows from operating activities for the three months ended September 30, 2012 resulted in cash used of $26,351. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations. Our cash flow provided by financing activities for the three months ended September 30, 2012 and 2011 were $24,773 and $10,000, respectively. The Company has an accumulated deficit during development stage at September 30, 2012 of $109,237,250. The deficit reported at September 30, 2012 is largely a result of operating expenses for professional fees, impairment of licensing rights and stock-based compensation.

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

OPERATING CAPITAL AND CAPITAL EXPENDITURE REQUIREMENTS

We funded our initial operations by issuing 180,000,000 shares of our common stock valued at $ 0.000033 per share to our Chief Executive Officer. We had hoped to be able to attract suitable publishing partners seeking the benefits of stock-based compensation, which will not require us to use our cash, although there can be no assurances that we will be successful in these efforts. Our Chief Executive Officer has committed to advancing us an additional $30,000 for certain operating costs in order to start implementing our business plan, the funds are loaned to the company as required to pay amounts owed by the Company. As such, our operating capital is currently limited to the personal resources of our Chief Executive Officer. The loans from our Chief Executive Officer are unsecured and non-interest bearing and have no set terms of repayment. We anticipate receiving additional capital once we are able to have our securities actively trading on a public exchange. There is no guarantee our stock will develop a market on that public exchange.

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

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures. Based on their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were adequately effective as of September 30, 2012 to cause the information required to be disclosed in reports that the Company files or submits under the Exchange Act to be recorded, processed, summarized and reported within the time periods prescribed by the SEC, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to ensure timely decisions regarding required disclosure.

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

Our Certificate of Incorporation authorizes the issuance of 5,000,000,000 shares of common stock.  In the past, we have been able to pay for some of the services we require through the issuance of our common stock.  We may continue to compensate our consultants and other staff with common stock in order to preserve our cash for other uses.  The future issuance of authorized common stock may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the common stock held by our investors, may decrease the value of our investors' investment and might have an adverse effect on any trading market for our common stock, if one ever exists.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

 None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

Except as so indicated in Exhibits 32.1 and 32.2, the following exhibits are filed as part of, or incorporated by reference, to this Quarterly Report on Form 10-Q.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Articles of Incorporation		10/A#2		3.1	11/5/2009
3.2	Bylaws		10/A #2		3.2	11/5/2009
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101	Interactive Data Files for the Journal of Radiology, Inc. Form 10Q for the period ended September 30, 2012	X

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOURNAL OF RADIOLOGY, INC.

Date: November 14, 2012	By:	/s/ Aaron Shrira
Aaron Shrira President and Director (Principal Executive Officer)

Date: November 14, 2012	By:	/s/ Elana Berman-Shrira Elana Berman-Shrira Treasurer and Director (Principal Accounting and Financial Officer)