Form 10-Q
period 2012-12-31
Journal of Radiology, Inc.
filed 2013-02-14
CIK 1470550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

or

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

As of February 14, 2013, the registrant had 1,781,550,000 outstanding shares of Common Stock.

JOURNAL OF RADIOLOGY, INC.

(A Development Stage Company)

INDEX

		Page Number
PART I.	FINANCIAL INFORMATION

Item 1	Financial Statements:
	Balance Sheets as of December 31, 2012 (Unaudited) and June 30, 2012	6
	Statements of Operations for the Three and Six Months Ended December 31, 2012 and 2011 and from inception (May 21, 2009) to December 31, 2012 (Unaudited)	7
	Statement of Stockholders’ Equity (Deficit) from inception (May 21, 2009) to December 31, 2012 (Unaudited)	8
	Statements of Cash Flows for the Six Months Ended December 31, 2012 and 2011 and from inception (May 21, 2009) to December 31, 2012 (Unaudited)	9
	Notes to Financial Statements (Unaudited)	10
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4T	Controls and Procedures	17

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	18
Item 1A	Risk Factors	18
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3	Defaults upon Senior Securities	22
Item 4	Mine Safety Disclosures	22
Item 5	Other Information	22
Item 6	Exhibits	22

SIGNATURES		23

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

JOURNAL OF RADIOLOGY, INC.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	December 31,	June 30,
	2012	2012
Assets:
Cash	$3,502	$3,154
Accounts receivable	3,607	58,000
Total Current Assets	$7,109	$61,154

Liabilities and Stockholders’ Deficit:
Liabilities:
Accounts payable	$98,473	$89,000
Advances	—	16,970
Due to director	49,000	49,000
Total Current Liabilities	147,473	154,970

Stockholders' Deficit:
Preferred stock; par value $0.01; 49,000,000 shares authorized, nil issued and outstanding	—	—
Series A Convertible Preferred Stock; par value $0.01; 1,000,000 shares authorized, nil issued and outstanding	—	—
Common stock; par value $0.001; 5,000,000,000 shares authorized, 1,781,550,000 and 1,781,550,000 issued and outstanding, respectively.	1,781,550	1,781,550
Additional paid-in capital	107,325,535	107,325,535
Deficit accumulated during development stage	(109,247,449)	(109,200,901)
Total stockholders' deficit	(140,364)	(93,816)
Total liabilities and stockholders’ deficit	$7,109	$61,154

The accompanying notes are an integral part of these financial statements.

JOURNAL OF RADIOLOGY, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three months Ended December 31, 2012	For the Three months Ended December 31, 2011	For the Six Months Ended December 31, 2012	For the Six Months Ended December 31, 2011	From Inception (May 21, 2009) to December 31, 2012

Revenue	$—	$—	$—	$—	$105,000

Operating costs:
Administrative expenses	62	87	12,051	370	13,611
Professional fees	10,137	12,884	34,497	35,489	238,838
Impairment of licensing rights	—	—	—	—	64,500,000
Stock-based compensation	—	—	—	—	44,600,000

Total operating costs	10,199	12,971	46,548	35,859	109,352,449

Net loss	$(10,199)	$(12,971)	$(46,548)	$(35,859)	$(109,247,449)

Basic net loss per share	$(0.00)	$(0.00)	$(0.00)	$0.00)

Basic weighted average number of common shares outstanding	1,781,550,000	212,550,000	1,781,550,000	212,550,000

The accompanying notes are an integral part of these financial statements.

JOURNAL OF RADIOLOGY, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FROM INCEPTION (MAY 21, 2009) TO DECEMBER 31, 2012

(Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity (Deficit)
Common stock issued per court order May 21, 2009	32,550,000	$32,550	$(31,465)	$—	$1,085
Net loss	—	—	—	(1,085)	(1,085)
Balance June 30, 2009	32,550,000	32,550	(31,465)	(1,085)	—

Common stock issued for cash	180,000,000	180,000	(174,000)	—	6,000
Net loss	—	—		(3,801)	(3,801)
Balance June 30, 2010	212,550,000	212,550	(205,465)	(4,886)	2,199

Net loss	—	—	—	(26,439)	(26,439)
Balance June 30, 2011	212,550,000	212,550	(205,465)	(31,325)	(24,240)

Common stock issued for consulting services	669,000,000	669,000	43,931,000	—	44,600,000
Common stock issued for licensing rights	900,000,000	900,000	63,600,000	—	64,500,000
Net loss	—	—		(109,169,576)	(109,169,576)
Balance June 30, 2012	1,781,550,000	1,781,550	107,325,535	(109,200,901)	(93,816)

Net loss	—	—	—	(46,548)	(46,548)
Balance December 31, 2012	1,781,550,000	$1,781,550	$107,325,535	$(109,247,449)	$(140,364)

The accompanying notes are an integral part of these financial statements.

JOURNAL OF RADIOLOGY, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six months	For the Six months	From Inception
	Ended	Ended	(May 21, 2009) to
	December 31,	December 31,	December 31,
	2012	2011	2012
Cash Flows from Operating Activities
Net loss	$(46,548)	$(35,859)	$(109,247,449)
Adjustments to reconcile net loss to net cash used for operating activities:
Issuance of common stock per court order	—	—	1,085
Impairment of licensing rights	—	—	64,500,000
Shares issued for services	—	—	44,600,000
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	10,150	37,000	(47,850)
(Decrease) increase in accounts payable	9,473	(10,000)	98,473
Net cash used in operating activities	(26,925)	(8,859)	(95,741)

Cash Flows from Financing Activities
Increase in advance from director	—	10,000	49,000
Issuance of common stock	—	—	6,000
Advances	27,273	—	44,743
Repayment of advances	—	—	(500)
Net cash provided by financing activities	27,273	10,000	99,243

Increase in cash	348	1,141	3,502
Cash, beginning of period	3,154	5,760	—
Cash, end of period	$3,502	$6,901	$3,502

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Advances applied against account receivable	$44,243	$—	$44,243
Expense paid on behalf of Company	$0	$—	$0

The accompanying notes are an integral part of these financial statements.
9

JOURNAL OF RADIOLOGY, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2012

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

Basic net loss per share amount is computed by dividing the net loss by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. Common stock equivalents, which include warrants to purchase common stock, on December 31, 2012 and 2011 were not included in the computation of diluted earnings per share because the effect would be antidilutive.

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

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At December 31, 2012 and June 30, 2012, the balance did not exceed the federally insured limit.

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

h. IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

The Company evaluates its long-lived assets for indicators of possible impairment. The intangible asset subject to amortization held and used by the Company is reviewed for impairment whenever events or changes in circumstances indicate that its net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets and is recorded in the period in which the determination was made. The most important factor in the calculation of the fair value of the intangible asset is the projected sales derived from interactive media technology which are estimated by extrapolating the current growth trends of the product and applying judgment as to the appropriate future growth rate among other factors. We conducted a test for impairment which was triggered because the Company was unable to forecast sales of the fiscal year ended June 30, 2012. An impairment charge of $64,500,000 was recorded and included in the statement of operations from Inception (May 21, 2009) to December 31, 2012, respectively.

i. IMPACT OF NEW ACCOUNTING STANDARDS

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the second quarter of fiscal 2013, or which are expected to impact future periods that were not already adopted and disclosed in prior periods.

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

NOTE 5. INTERACTIVE MEDIA TECHNOLOGY SUBJECT TO AMORTIZATION, NET

Intangible assets represent interactive media technology acquired on May 28, 2012. Acquisition costs were $64,500,000 and $64,500,000 at December 31, 2012 and June 30, 2012, respectively.  These costs are presented on the balance sheet net of impairment charge of $64,500,000 and $64,500,000 at December 31, 2012 and June 30, 2012, respectively.  The Company issued 900,000,000 shares of common stock for interactive media technology valued at $64,500,000 ($0.072 per share).

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

The authorized Series A Convertible Preferred Stock of the Company consists of 1,000,000 shares with $0.01 par value. As of December 31, 2012, there was no issued and outstanding Series A Convertible Preferred Stock.

The authorized common stock of the Company consists of 5,000,000,000 shares with $0.001 par value. As of December 31, 2012 and June 30, 2012 there were 1,781,550,000 common shares issued and outstanding.

NOTE 7. ADVANCES

Advances are non-interest bearing, unsecured and have no specific terms of repayment. Total advances received of $45,893, comprises of additional advances of $27,273 received during the six months ended December 31, 2012 and $16,970 of advances due as of June 30, 2012, were applied against outstanding accounts receivable at December 31, 2012. As of December 31, 2012, the balance in advance account was $0 and June 30, 2012 the balance in advance account was $16,970.

NOTE 8. RELATED PARTY TRANSACTIONS

Total amounts advanced by a director as of December 31, 2012 and June 30, 2012 are $49,000 and $49,000, respectively. Amounts due to director are unsecured, non-interest bearing and have no specific terms of repayment.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011 AND FROM INCEPTION (MAY 21, 2009) TO DECEMBER 31, 2012

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2012 COMPARED WITH THE THREE MONTHS ENDED DECEMBER 31, 2011 AND FROM INCEPTION (MAY 21, 2009) TO DECEMBER 31, 2012

REVENUES

For the three months ended December 31, 2012, we had revenues of $0 compared to $0 for the three months ended December 31, 2011. We recorded revenues of $105,000 for the cumulative period from Inception (May 21, 2009) through December 31, 2012.

We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer. The Company has been in the development stage since its formation and has not yet realized a profit from its planned operations.

COSTS OF GOODS SOLD

We did not incur cost of sales for the three month periods ended December 31, 2012 and 2011 and for the cumulative period from Inception (May 21, 2009) through December 31, 2012.

OPERATING COSTS

Administrative expenses were $62 for the three months ended December 31, 2012, compared to $87 for the three months ended December 31, 2011, decrease of $25, and professional fees were $10,137 for the three months ended December 31, 2012, compared to $12,884 for the three months ended December 31, 2011, an decrease of $2,747. Professional fees comprise of audit, legal, accounting and other fees to comply with SEC filing requirements. Total operating expenses for the cumulative period from Inception (May 21, 2009) through December 31, 2012 were $109,247,449.

NET LOSS

Our net loss for the three months ended December 31, 2012 and the three months ended December 31, 2011 were $10,199 and $12,971, respectively. Our net losses are primarily attributed to costs for professional fees. Our net loss for the cumulative period from Inception (May 21, 2009) through December 31, 2012 was $109,247,449.

SIX MONTHS ENDED DECEMBER 31, 2012 COMPARED WITH THE SIX MONTHS ENDED DECEMBER 31, 2011

REVENUES

For the six months ended December 31, 2012, we had revenues of $0 compared to $0 for the six months ended December 31, 2011.

COSTS OF GOODS SOLD

We did not incur cost of sales for the six month periods ended December 31, 2012 and 2011.

OPERATING COSTS

Administrative expenses were $12,051 for the six months ended December 31, 2012, compared to $370 for the six months ended December 31, 2011, an increase of $11,681, and professional fees were $34,497 for the six months ended December 31, 2012, compared to $35,489 for the six months ended December 31, 2011, decrease of $992. Professional fees comprise of audit, legal, accounting and other fees to comply with SEC filing requirements.

NET LOSS

Our net loss for the six months ended December 31, 2012 and the six months ended December 31, 2011 were $46,548 and $35,859, respectively. Our net losses are primarily attributed to costs for professional fees.

LIQUIDITY

Our financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. As of December 31, 2012, we had cash of $3,502 and total liabilities of $147,473. Our cash flows from operating activities for the six months ended December 31, 2012 resulted in cash used of $26,925. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations. Our cash flow provided by financing activities for the six months ended December 31, 2012 and 2011 were $27,273 and $10,000, respectively. The Company has an accumulated deficit during development stage at December 31, 2012 of $109,247,449. The deficit reported at December 31, 2012 is largely a result of operating expenses for professional fees, impairment of licensing rights and stock-based compensation.

Over the next 12 months we expect to expend approximately $40,000 in cash for legal, accounting and related services. Cash used for other expenditures is expected to be minimal. We hope to be able to attract suitable investors for our business plan, which will not require us to use our cash, although there can be no assurances that we will be successful in these efforts.

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

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures. Based on their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were adequately effective as of December 31, 2012 to cause the information required to be disclosed in reports that the Company files or submits under the Exchange Act to be recorded, processed, summarized and reported within the time periods prescribed by the SEC, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to ensure timely decisions regarding required disclosure.

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

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Articles of Incorporation		10/A#2		3.1	11/5/2009
3.2	Bylaws		10/A #2		3.2	11/5/2009
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101	Interactive Data Files for the Journal of Radiology, Inc. Form 10Q for the period ended December 31, 2012	X

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOURNAL OF RADIOLOGY, INC.

Date: February 14, 2013	By:	/s/ Aaron Shrira
Aaron Shrira President and Director (Principal Executive Officer)

Date: February 14, 2013	By:	/s/ Elana Berman-Shrira Elana Berman-Shrira Treasurer and Director (Principal Accounting and Financial Officer)

