Form 10-K/A
period 2012-06-30
Journal of Radiology, Inc.
filed 2013-03-15
CIK 1470550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K /A

Amendment No. 1

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

2

EXPLANATORY NOTE

Journal of Radiology, Inc. is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended June 30, 2012, which was originally filed with the Securities and Exchange Commission on October 3, 2012.

In order to respond to certain comments of the staff of the SEC the Company is hereby amending disclosures in Item 1. Business, Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations, Item 9A Controls and Procedures, Signatures, Item 15 Exhibit Index and Exhibit 31 – Certifications.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, currently dated certifications by our Principal Executive Officer and Principal Financial Officer are filed as exhibits to this Amendment. This Form 10-K/A – Amendment Number 1, replaces the previous filing in its entirety.

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

On May 28, 2012, the Company issued 900,000,000 shares of common stock for licensing rights for interactive media technology from Imagin8. The agreement gives the Company the right to market the products of Imagin8. The license allows us to market a series of interactive media displays, specializing in touchless, gesture - hand and body motion enabled software solutions that provide an innovative new way of interfacing with consumers. We have not yet fully established our new business model. The agreement commences on May 1, 2012 and has duration of one year and thereafter on a month-by-month basis. Imagin8 has the option, at any time, in its sole discretion with sixty (60) day prior notice to terminate the agreement. The month-by-month agreement is currently in force.

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

Our principal shareholder, Nadav Elituv , currently beneficially owns approximately 54.7 % of our Common Stock. It will have significant influence over all matters requiring approval by our shareholders, but not requiring the approval of the minority shareholders. Because it is the majority shareholder, it will be able to elect all of the members of our board of directors, allowing him to exercise significant control of our affairs and management. In addition, it may transact most corporate matters requiring shareholder approval by written consent, without a duly-noticed and duly-held meeting of shareholders.

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

RESULTS OF OPERATIONS

FISCAL YEAR ENDED JUNE 30, 2012 COMPARED TO THE FISCAL YEAR ENDED JUNE 30, 2011

REVENUES

For the fiscal year ended June 30, 2012 and fiscal year ended June 30, 2011 we generated $0 and $105,000 revenue, respectively In 2011 we earned revenue for consulting fees related to research and due diligence on a potential business acquisition for a client. We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer. The Company has been in the development stage since its formation and has not yet realized a profit from its planned operations.

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

During the year ended June 30, 2012, the Company issued 669,000,000 shares of common stock valued at $44,600,000 for consulting services as follows:

i)	The Company issued 81,000,000 shares of common stock to Al Kau on May 9, 2012 in exchange for introducing us to potential customers valued at $5,400,000.
ii)	The Company issued 75,000,000 shares of common stock to Tony Diveronica on May 9, 2012 in exchange for introducing us to potential customers valued at $5,000,000.
iii)	The Company issued 81,000,000 shares of common stock to Ray Kau on May 9, 2012 in exchange for introducing us to potential customers valued at $5,400,000.
iv)	The Company issued 75,000,000 shares of common stock to Nadav Elituv on May 9, 2012 in exchange for software development services related to interactive displays valued at $5,000,000.
v)	The Company issued 81,000,000 shares of common stock to Doug Clark on May 9, 2012 in exchange for consulting services related to filing our Forms 10-Q and 10-K valued at $5,400,000.
vi)	The Company issued 60,000,000 shares of common stock to James M. McKinney on May 9, 2012 in exchange for accounting and bookkeeping services valued at $4,000,000.
10

vii)	The Company issued 60,000,000 shares of common stock to Dan Masters on May 9, 2012 in exchange for legal services valued at $4,000,000.
viii)	The Company issued 81,000,000 shares of common stock to Stuart Turk on May 9, 2012 in exchange for consulting services related to introductions to lawyers, accountants and broker-dealers valued at $5,400,000.
ix)	The Company issued 75,000,000 shares of common stock to Bradley Southam on May 9, 2012 in exchange for software development services related to interactive displays valued at $5,000,000.

In addition, the Company recorded an impairment loss on licensing rights for interactive media technology of $64,500,000. As such, total operating costs were $109,169,576 for the fiscal year ended June 30, 2012, compared to $131,439 for the fiscal year ended June 30, 2011.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and related notes are included as part of this report as indexed in the appendix on page F-1 through F-15.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being June 30, 2012. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, including our Chief Executive Officer and Chief Financial Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2012 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of June 30, 2012, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and ineffective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending June 30, 2013: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

The executive officers and directors of the Company as of September 24, 2012 are as follows:

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

	Number of Shares Beneficially Owned		Percentage of Class (2)
Name and Address(1)		Class
Aaron Shrira(3)	180,000,000	Common	10.1%
President and Director
Elana Berman-Shrira(3)	-	Common	*
Nadav Elituv (4)	975,000,000	Common	54.7%
All directors and executive officers (2 persons)	1,155,000,000	Common	64.8%
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

PART IV.

ITEM 15. EXHIBITS.

Incorporated by reference
Exhibit	Exhibit Description	Furnished herewith	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Articles of Incorporation			10/A#2		3.1	11/5/2009
3.2	Bylaws			10/A #2		3.2	11/5/2009
3.3	Amendment to the Articles of Incorporation		X
3.4	Certificate of Designation Series A Convertible Preferred Stock		X
10.1	License Agreement dated May 1, 2012 between Imagin8 and Journal of Radiology, Inc.		X
23.1	Consent of De Joya Griffith & Company, LLC		X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition	X

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOURNAL OF RADIOLOGY, INC.

Date: March 15, 2013	By:	/s/ Aaron Shrira
Aaron Shrira President and Director (Principal Executive Officer)

Date: March 15, 2013	By:	/s/ Elana Berman-Shrira Elana Berman-Shrira Treasurer and Director (Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 15, 2013	By:	/s/ Aaron Shrira
Aaron Shrira President and Director (Principal Executive Officer)

Date: March 15, 2013	By:	/s/ Elana Berman-Shrira Elana Berman-Shrira Treasurer and Director (Principal Accounting and Financial Officer)
19

JOURNAL OF RADIOLOGY, INC.

FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011

Office Locations

Las Vegas, NV

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

Henderson, Nevada

September 26, 2012

De Joya Griffith, LLC ● 2580 Anthem Village Dr. ● Henderson, NV ● 89052

Telephone (702) 563-1600 ● Facsimile (702) 920-8049

www.dejoyagriffith.com

JOURNAL OF RADIOLOGY, INC.

(A Development Stage Company)

BALANCE SHEETS

(Audited)

	As of Year End June 30, 2012	As of Year End June 30, 2011
Assets
Cash	$3,154	$5,760
Accounts receivable	58,000	105,000
Total assets	$61,154	$110,760
Liabilities and Stockholders’ (Deficit)
Accounts payable	$89,000	$101,000
Advances	16,970	—
Due to director	49,000	34,000
Total liabilities	154,970	135,000
Stockholders’ Deficit :
Preferred stock; par value $0.01; 49,000,000 shares authorized, nil issued and outstanding	—	—
Series A Convertible Preferred Stock; par value $0.01; 1,000,000 shares authorized, nil issued and outstanding	—	—
Common stock; par value $0.001; 5,000,000,000 shares authorized, 1,781,550,000 and 212,550,000 issued and outstanding, respectively.	1,781,550	212,550
Additional paid-in capital	107,325,535	(205,465)
Deficit accumulated during development stage	(109,200,901)	(31,325)
Total stockholders’ deficit	(93,816)	(24,240)

Total liabilities and stockholders' deficit	$61,154	$110,760

See Notes to Financial Statements.

JOURNAL OF RADIOLOGY, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Audited)

	For the Year ended June 30, 2012	For the Year ended June 30, 2011	From Inception (May 21, 2009) to June 30, 2012

Revenue	$—	$105,000	$105,000

Total revenue	—	105,000	105,000

Operating costs:
Professional fees	69,082	131,174	204,341
Administrative expenses	494	265	1,560
Impairment of licensing rights	64,500,000	—	64,500,000
Stock based compensation	44,600,000	—	44,600,000

Total operating costs	109,169,576	131,439	109,305,901

Net loss	$(109,169,576)	$(26,439)	$(109,200,901)

Basic loss per share	$(0.24)	(0.00)

Weighted average number of common shares outstanding- basic	455,804,795	212,550,000

See Notes to Financial Statements.

JOURNAL OF RADIOLOGY, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FROM INCEPTION (MAY 21, 2009) TO JUNE 30, 2012

(Audited)

	Common Shares	Common Stock	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity (Deficit)
Common stock issued per court order May 21, 2009	32,550,000	$32,550	$(31,465)	$—	$1,085
Net loss	—	—	—	(1,085)	(1,085)
Balance June 30, 2009	32,550,000	32,550	(31,465)	(1,085)	—

Common stock issued for cash	180,000,000	180,000	(174,000)	—	6,000
Net loss	—	—		(3,801)	(3,801)
Balance June 30, 2010	212,550,000	212,550	(205,465)	(4,886)	2,199

Net loss	—	—	—	(26,439)	(26,439)
Balance June 30, 2011	212,550,000	212,550	(205,465)	(31,325)	(24,240)

Common stock issued for consulting services	669,000,000	669,000	43,931,000		44,600,000
Common stock issued for licensing rights	900,000,000	900,000	63,600,000		64,500,000
Net loss	—	—		(109,169,576)	(109,169,576)
Balance June 30, 2012	1,781,550,000	$1,781,550	$107,325,535	$(109,200,901)	$(93,816)

See Notes to Financial Statements.

JOURNAL OF RADIOLOGY, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Audited)

	For the Year Ended June 30, 2012	For the Year Ended June 30, 2011	From Inception (May 21, 2009) to June 30, 2012
Cash Flows from Operating Activities
Net loss	$(109,169,576)	$(26,439)	$(109,200,901)
Adjustments to reconcile net loss to net cash used in operating activities and liabilities:
Issuance of common stock per court order	—	—	1,085
Stock issued for services	44,600,000	—	44,600,000
Impairment of licensing rights	64,500,000	—	64,500,000
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	47,000	(105,000)	(58,000)
Increase (decrease) in accounts payable	(12,000)	101,000	89,000
Net cash used in operating activities	(34,576)	(30,439)	(68,816)

Cash Flows from Financing Activities:
Increase in advance from director	15,000	31,500	49,000
Issuance of common stock	—	—	6,000
Advances	17,470	—	17,470
Repayment of advances	(500)	—	(500)
Net cash provided by financing activities	31,970	31,500	71,970

Net change in cash	(2,606)	1,061	3,154
Cash beginning of year	5,760	4,699	—
Cash end of year	$3,154	$5,760	$3,154

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for:
Interest paid	$—	$—	$—
Income tax paid	$—	$—	$—
Shares issued for purchase of licensing rights	$64,500,000	$—	$64,500,000

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

On May 10, 2012, the Company filed a Certificate of Amendment to its Articles of Incorporation, increasing the number of authorized shares of common stock from 75,000,000 to 500,000,0000 and adding 5,000,000 shares of blank check preferred stock, with a par value of $0.01 per share.

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

Income taxes differ from the amount that would be computed by applying the Federal statutory income tax rates of 34% (2010 – 34%) as of June 30. The reasons for the differences are as follows:

	2012	2011
Provision for income taxes:
Net loss	$(109,169,576)	$(26,439)
Adjustments:
Impairment of licensing rights	64,500,000	—
Stock issued for consulting services	44,600,000	—
Tax loss	(69,576)	(26,439)
Federal statutory income tax rate	34%	34%
	23,656	8,989
Change in valuation allowance	(23,656)	(8,989)
	$—	$—

 Deferred tax assets and liabilities consist of the following as of June 30:

	2012	2011
Deferred tax assets:
Net operating loss carry forwards	$34,307	$10,651
Less valuation allowance	(34,307)	(10,651)
Net deferred tax asset	$—	$—

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

The following is a summary of warrants activity during the years ended June 30, 2012 and 2011:

	Number of Shares	Weighted Average Exercise Price
Balance, June 30, 2010	5,000,000	$0.10

Warrants granted and assumed	0
Warrants expired	0

Balance, June 30, 2011	5,000,000	$0.10

Warrants granted and assumed	0
Warrants expired	0

Balance, June 30, 2012	5,000,000	$0.10

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

