Form 10-Q/A
period 2012-09-30
Journal of Radiology, Inc.
filed 2013-03-15
CIK 1470550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

2

JOURNAL OF RADIOLOGY, INC.

(A Development Stage Company)

EXPLANATORY NOTE

Journal of Radiology, Inc. is filing this Amendment No. 1 on Form 10-Q/A for the quarterly period ended September 30, 2012, which was originally filed with the Securities and Exchange Commission on November 14, 2012.

In order to respond to certain comments of the staff of the SEC the Company is hereby amending disclosures in Item 4T Controls and Procedures

The Company's Principal Executive Officer and Principal Financial Officer are providing currently dated certifications in connection with this Amendment on Form 10-Q/A; the certifications are filed as Exhibits 31.1, 31.2, 32.1 and 32.2.

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

JOURNAL OF RADIOLOGY, INC.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	September 30,	June 30,
	2012	2012
Assets:
Cash	$1,576	$3,154
Accounts receivable	16,257	58,000
Total Current Assets	$17,833	$61,154

Liabilities and Stockholders’ Deficit:
Liabilities:
Accounts payable	$98,998	$89,000
Advances	—	16,970
Due to director	49,000	49,000
Total Current Liabilities	147,998	154,970

Stockholders' Deficit:
Preferred stock; par value $0.01; 49,000,000 shares authorized, nil issued and outstanding	—	—
Series A Convertible Preferred Stock; par value $0.01; 1,000,000 shares authorized, nil issued and outstanding	—	—
Common stock; par value $0.001; 5,000,000,000 shares authorized, 1,781,550,000 and 1,781,550,000 issued and outstanding, respectively.	1,781,550	1,781,550
Additional paid-in capital	107,325,535	107,325,535
Deficit accumulated during development stage	(109,237,250)	(109,200,901)
Total stockholders' deficit	(130,165)	(93,816)
Total liabilities and stockholders’ deficit	$17,833	$61,154

The accompanying notes are an integral part of these financial statements.

JOURNAL OF RADIOLOGY, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months	For the Three Months	From Inception
	Ended	Ended	(May 21, 2009) to
	September 30,	September 30,	September 30,
	2012	2011	2012
Revenue	$—	$—	$105,000
Total revenue	—	—	105,000

Operating expenses:
Professional fees	24,360	22,605	228,701
Administrative expenses	11,989	283	13,549
Impairment of licensing rights	—	—	64,500,000
Stock based compensation	—	—	44,600,000
Total operating expenses	36,349	22,888	109,342,250

Net loss	$(36,349)	$(22,888)	$(109,237,250)

Net loss per share, basic	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic	1,781,550,000	212,550,000

The accompanying notes are an integral part of these financial statements.

JOURNAL OF RADIOLOGY, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FROM INCEPTION (MAY 21, 2009) TO SEPTEMBER 30, 2012

(Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity (Deficit)
Common stock issued per court order May 21, 2009	32,550,000	$32,550	$(31,465)	$—	$1,085
Net loss	—	—	—	(1,085)	(1,085)
Balance June 30, 2009	32,550,000	32,550	(31,465)	(1,085)	—

Common stock issued for cash	180,000,000	180,000	(174,000)	—	6,000
Net loss	—	—		(3,801)	(3,801)
Balance June 30, 2010	212,550,000	212,550	(205,465)	(4,886)	2,199

Net loss	—	—	—	(26,439)	(26,439)
Balance June 30, 2011	212,550,000	212,550	(205,465)	(31,325)	(24,240)

Common stock issued for consulting services	669,000,000	669,000	43,931,000		44,600,000
Common stock issued for licensing rights	900,000,000	900,000	63,600,000		64,500,000
Net loss	—	—		(109,169,576)	(109,169,576)
Balance June 30, 2012	1,781,550,000	1,781,550	107,325,535	(109,200,901)	(93,816)

Net loss	—	—	—	(36,349)	(36,349)
Balance September 30, 2012	1,781,550,000	$1,781,550	$107,325,535	$(109,237,250)	$(130,165)

The accompanying notes are an integral part of these financial statements.

JOURNAL OF RADIOLOGY, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three months	For the Three months	From Inception
	Ended	Ended	(May 21, 2009) to
	September 30,	September 30,	September 30,
	2012	2011	2012
Cash Flows from Operating Activities
Net loss	$(36,349)	$(22,888)	$(109,237,250)
Adjustments to reconcile net loss to net cash used for operating activities:
Issuance of common stock per court order	—	—	1,085
Shares issued for services	—	—	44,600,000
Impairment of licensing rights	—	—	64,500,000
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	—	25,000	(58,000)
(Decrease) increase in accounts payable	9,998	(10,000)	98,998
Net cash used in operating activities	(26,351)	(7,888)	(95,167)

Cash Flows from Financing Activities
Increase in advance from director	—	10,000	49,000
Issuance of common stock	—	—	6,000
Advances	24,773	—	42,243
Repayment of advances	—	—	(500)
Net cash provided by financing activities	24,773	10,000	96,743

Increase (decrease) in cash	(1,578)	2,112	1,576
Cash, beginning of period	3,154	5,760	—
Cash, end of period	$1,576	$7,872	$1,576

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Advances applied against account receivable	$41,743	$—	$41,743
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

NOTE 7. ADVANCES

Advances are non-interest bearing, unsecured and have no specific terms of repayment. Total advances due of $41,743, comprises of additional cash advances of $24,773 received during the three months ended September 30, 2012 and $16,970 of advances due as of June 30, 2012, were applied against outstanding accounts receivable at September 30, 2012.

NOTE 8. RELATED PARTY TRANSACTIONS

Total amounts advanced by a director as of September 30, 2012 and June 30, 2012 are $49,000 and $49,000, respectively. Amounts due to director are unsecured, non-interest bearing and have no specific terms of repayment.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 of the Securities Exchange Act of 1934, our principal executive officer and principal financial officer evaluated our company's disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this report, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and to ensure that such information is accumulated and communicated to our company's management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in internal control over financial reporting which are indicative of many small companies with small staff: (i) inadequate segregation of duties and ineffective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending June 30, 2013, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

 Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

Incorporated by reference
Exhibit	Exhibit Description	Furnished herewith	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Articles of Incorporation			10/A#2		3.1	11/5/2009
3.2	Bylaws			10/A #2		3.2	11/5/2009
3.3	Amendment to the Articles of Incorporation			10-K/A		3.3	3/15/2013
3.4	Certificate of Designation Series A Convertible Preferred Stock			10-K/A		3.4	3/15/2013
10.1	License Agreement dated May 1, 2012 between Imagin8 and Journal of Radiology, Inc.			10-K/A		10.4	3/15/2013
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition	X

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

