Form 10-Q/A
period 2012-12-31
Journal of Radiology, Inc.
filed 2013-03-15
CIK 1470550

00UNITED STATES
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

As of February 14, 2012, the registrant had 1,781,550,000 outstanding shares of Common Stock.

JOURNAL OF RADIOLOGY, INC.

(A Development Stage Company)

INDEX

		Page Number
PART I.	FINANCIAL INFORMATION

Item 1	Financial Statements:
	Balance Sheets as of December 31, 2012 (Unaudited) and June 30, 2012	6
	Statements of Operations for the Three and Six Months Ended December 31, 2012 and 2011 and from inception (May 21, 2009) to December 31, 2012 (Unaudited)	7
	Statement of Stockholders’ Equity (Deficit) from inception (May 21, 2009) to December 31, 2012 (Unaudited)	8
	Statements of Cash Flows for the Six Months Ended December 31, 2012 and 2011 and from inception (May 21, 2009) to December 31, 2012 (Unaudited)	9
	Notes to Financial Statements (Unaudited)	10
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4T	Controls and Procedures	17

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	19
Item 1A	Risk Factors	19
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3	Defaults upon Senior Securities	22
Item 4	Mine Safety Disclosures	22
Item 5	Other Information	22
Item 6	Exhibits	23

SIGNATURES		24

EXPLANATORY NOTE

Journal of Radiology, Inc. is filing this Amendment No. 1 on Form 10-Q/A for the quarterly period ended December 31, 2012, which was originally filed with the Securities and Exchange Commission on February 14, 2013.

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

JOURNAL OF RADIOLOGY, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six months	For the Six months	From Inception
	Ended	Ended	(May 21, 2009) to
	December 31,	December 31,	December 31,
	2012	2011	2012
Cash Flows from Operating Activities
Net loss	$(46,548)	$(35,859)	$(109,247,449)
Adjustments to reconcile net loss to net cash used for operating activities:
Issuance of common stock per court order	—	—	1,085
Impairment of licensing rights	—	—	64,500,000
Shares issued for services	—	—	44,600,000
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	10,150	37,000	(47,850)
(Decrease) increase in accounts payable	9,473	(10,000)	98,473
Net cash used in operating activities	(26,925)	(8,859)	(95,741)

Cash Flows from Financing Activities
Increase in advance from director	—	10,000	49,000
Issuance of common stock	—	—	6,000
Advances	27,273	—	44,743
Repayment of advances	—	—	(500)
Net cash provided by financing activities	27,273	10,000	99,243

Increase in cash	348	1,141	3,502
Cash, beginning of period	3,154	5,760	—
Cash, end of period	$3,502	$6,901	$3,502

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Advances applied against account receivable	$44,243	$—	$44,243
Expense paid on behalf of Company	$—	$—	$—
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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 of the Securities Exchange Act of 1934, our principal executive officer and principal financial officer evaluated our company's disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this report, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and to ensure that such information is accumulated and communicated to our company's management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in internal control over financial reporting which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

