Form 10-K
period 2013-06-30
Journal of Radiology, Inc.
filed 2013-10-15
CIK 1470550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of October 7, 2013: $93,255

As of October 7, 2013 the registrant had 2,012,550,000 outstanding shares of Common Stock.

Documents incorporated by reference: None.

2

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

On May 28, 2012, the Company issued 900,000,000 shares of common stock for licensing rights for interactive media technology from Imagin8. The agreement gives the Company the right to market the products of Imagin8. The license allows us to market a series of interactive media displays, specializing in touchless, gesture - hand and body motion enabled software solutions that provide an innovative new way of interfacing with consumers. We have not yet fully established our new business model. The agreement commenced on May 1, 2012 and has duration of one year and thereafter on a month-by-month basis. Imagin8 has the option, at any time, in its sole discretion with sixty (60) day prior notice to terminate the agreement. The month-by-month agreement is currently in force.

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

Our principal shareholder, Nadav Elituv, currently beneficially owns approximately 44.7% of our Common Stock. It will have significant influence over all matters requiring approval by our shareholders, but not requiring the approval of the minority shareholders. Because it is the majority shareholder, it will be able to elect all of the members of our board of directors, allowing him to exercise significant control of our affairs and management. In addition, it may transact most corporate matters requiring shareholder approval by written consent, without a duly-noticed and duly-held meeting of shareholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our fiscal year 2013 that remain unresolved.

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

Fiscal Year Ending June 30, 2013
Quarter Ended	High $	Low $
June 30, 2013	$0.0017	$0.0003
March 31, 2013	$0.0200	$0.0003
December 31, 2012	$0.1750	$0.0161
September 30, 2012	$0.2000	$0.0500

Fiscal Year Ending June 30, 2012
Quarter Ended	High $	Low $
June 30, 2012	$0.072	$0.067
March 31, 2012	$0.072	$0.072

On October 7, 2013, the last sales price per share of our common stock was $0.0001.

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

RESULTS OF OPERATIONS

FISCAL YEAR ENDED JUNE 30, 2013 COMPARED TO THE FISCAL YEAR ENDED JUNE 30, 2012

REVENUES

For the fiscal years ended June 30, 2013 and 2012 we generated $0 and $0 revenue, respectively. From inception (May 21, 2009) to June 30, 2013, we earned $105,000 in revenue for consulting fees related to research and due diligence on a potential business acquisition for a client. We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer. The Company has been in the development stage since its formation and has not yet realized a profit from its planned operations.

COSTS OF GOODS SOLD

We did not incur cost of sales for the fiscal years ended June 30, 2013 and 2012.

OPERATING COSTS

Administrative expenses were $15,832 for the fiscal year ended June 30, 2013, compared to $494 for the fiscal year ended June 30, 2012 and professional fees were $58,661 for the fiscal year ended June 30, 2013, compared to $69,082 for the fiscal year ended June 30, 2012. The increase in total administration and professional costs is due to accounting, audit, legal and transfer agent costs related to SEC compliance and investor relation expenses.

During the year ended June 30, 2013, the Company issued 354,000,000 shares of common stock valued at $279,600 for consulting services as follows:

i)	The Company issued 50,000,000 shares of common stock to Al Kau on March 1, 2013 in exchange for introducing us to potential customers valued at $30,000.
ii)	The Company issued 80,000,000 shares of common stock to The Cellular Connection Ltd. on April 10, 2013 in exchange for introducing us to lawyers, accountants and broker-dealers valued at $112,000.
iii)	The Company issued 45,000,000 shares of common stock to DC Design on April 26, 2013 in exchange for consulting services related to filing our Forms 10-Q and 10-K valued at $31,500.
iv)	The Company issued 65,000,000 shares of common stock to The Cellular Connection Ltd. on April 26, 2013 in exchange for introducing us to lawyers, accountants and broker-dealers valued at $45,500.
v)	The Company issued 50,000,000 shares of common stock to Al Kau on April 26, 2013 in exchange for introducing us to potential customers valued at $35,000.
vi)	The Company issued 64,000,000 shares of common stock to The Cellular Connection Ltd. on June 17, 2013 in exchange for introducing us to lawyers, accountants and broker-dealers valued at $25,600.

During the year ended June 30, 2012, the Company issued 669,000,000 shares of common stock valued at $44,600,000 for consulting services as follows:

i)	The Company issued 81,000,000 shares of common stock to Al Kau on May 9, 2012 in exchange for introducing us to potential customers valued at $5,400,000.
10

ii)	The Company issued 75,000,000 shares of common stock to Tony Diveronica on May 9, 2012 in exchange for introducing us to potential customers valued at $5,000,000.
iii)	The Company issued 81,000,000 shares of common stock to Ray Kau on May 9, 2012 in exchange for introducing us to potential customers valued at $5,400,000.
iv)	The Company issued 75,000,000 shares of common stock to Nadav Elituv on May 9, 2012 in exchange for software development services related to interactive displays valued at $5,000,000.
v)	The Company issued 81,000,000 shares of common stock to Doug Clark on May 9, 2012 in exchange for consulting services related to filing our Forms 10-Q and 10-K valued at $5,400,000.
vi)	The Company issued 60,000,000 shares of common stock to James M. McKinney on May 9, 2012 in exchange for accounting and bookkeeping services valued at $4,000,000.
vii)	The Company issued 60,000,000 shares of common stock to Dan Masters on May 9, 2012 in exchange for legal services valued at $4,000,000.
viii)	The Company issued 81,000,000 shares of common stock to Stuart Turk on May 9, 2012 in exchange for consulting services related to introductions to lawyers, accountants and broker-dealers valued at $5,400,000.
ix)	The Company issued 75,000,000 shares of common stock to Bradley Southam on May 9, 2012 in exchange for software development services related to interactive displays valued at $5,000,000.

The Company recorded an impairment loss on licensing rights for interactive media technology of $0 and $64,500,000, for the fiscal years ended June 30, 2013 and 2012, respectively. As such, total operating costs were $354,093 for the fiscal year ended June 30, 2013, compared to $109,169,576 for the fiscal year ended June 30, 2012.

NET LOSS

Our net losses for the year ended June 30, 2013 and 2012 was $354,093 and $109,169,576, respectively. Our losses decreased in the current year primarily because of a decrease in stock-based compensation expense and impairment losses during the year ended June 30, 2013. Net loss from inception (May 21, 2009) to June 30, 2013 is $109,554,994.

LIQUIDITY

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As of June 30, 2013, we had cash of $560 and total liabilities of $168,869. Our cash flows from operating activities for the fiscal year ended June 30, 2013 resulted in cash used of $49,550. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations. Our cash flow provided by financing activities for the fiscal year ended June 30, 2013 and 2012 was $46,956 and $31,970, respectively. The Company has an accumulated deficit during development stage at June 30, 2013 and June 30, 2012 of $109,554,994 and $109,200,901, respectively. The deficit reported at June 30, 2013 is largely a result of operating expenses for professional fees, shares issued for consulting services and impairment of licensing rights. These conditions led to our auditor reporting substantial doubt about our ability to continue as a going concern.

Over the next 12 months we expect to expend approximately $50,000 in cash for legal, accounting and related services. Cash used for other expenditures is expected to be minimal. We hope to be able to attract suitable investors for our business plan, which will not require us to use our cash, although there can be no assurances that we will be successful in these efforts.

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

OPERATING CAPITAL AND CAPITAL EXPENDITURE REQUIREMENTS

We are currently funding our initial operations by way of issuing 180,000,000 shares of our common stock valued at $0.000033 per share to our Chief Executive Officer. We had hoped to be able to attract suitable publishing partners seeking the benefits of stock-based compensation, which will not require us to use our cash, although there can be no assurances that we will be successful in these efforts. Our Chief Executive Officer has committed to advancing us an additional $50,000 for certain operating costs in order to start implementing our business plan, the funds are loaned to the company as required to pay amounts owed by the Company. As such, our operating capital is currently limited to the personal resources of our Chief Executive Officer. The loans from our Chief Executive Officer are unsecured and non-interest bearing and have no set terms of repayment. We anticipate receiving additional capital once we are able to have our securities actively trading on a public exchange. There is no guarantee our stock will develop a market on that public exchange.

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

Going Concern

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have material assets, nor does it have operations or a source of revenue to cover its operating costs and allow it to continue as a going concern. The Company has a deficit accumulated during development stage at June 30, 2013 and 2012 of $109,554,994 and $109,200,901, respectively. The Company will be dependent upon the raising of additional capital through placement of its common stock in order to implement its business plan. There can be no assurance that the Company will be successful in this situation.

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

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being June 30, 2013. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2013 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of June 30, 2013, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending June 30, 2014: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting identified in connection with the requisite evaluation that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The executive officers and directors of the Company as of October 7, 2013 are as follows:

Name	Age	Position
Aaron Shrira	71	President and Director
Elana Berman-Shrira	63	Secretary, Treasurer and Director

Duties, Responsibilities and Experience

Biographical Information

Aaron Shrira, age 71, has been the President and CEO of the Company since its incorporation. He is also the founder, and has been the CEO since 1983, of Reliable Printing Solutions and its affiliates including Century Computer Products, Inc. These companies, based in Santa Monica, California, market toner and ink jet cartridges and related products and employ approximately 130 people. Prior to 1983 Mr. Shrira owned a construction company that built and operated Gasoline Stations. He began his business career in Real Estate, buying and selling real estate investments. Mr. Shrira received his BS degree in Mechanical Engineering from Indiana Institute of Technology. He is married to Elana Berman-Shrira, the other officer and director of the Company.

Elana Berman-Shrira, age 63, has been the Secretary, Treasurer and CFO of the Company since its incorporation. She has been involved in design, manufacturing and distribution of collectable jewelry for both private and public clientele since 1997. In addition she has been actively involved in consulting others in the purchasing of real estate, and the design and renovation/restoration of properties since 1995. Prior to that, Ms. Berman-Shrira received a B.A. in Sociology from California State University, Northridge and worked as a medical social worker for the County of Los Angeles. Subsequently, she earned a Master's Degree from Antioch University in Clinical Psychology. She is married to Aaron Shrira, the other officer and director of the Company.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary of Cash and Certain Other Compensation

The following table provides certain summary information concerning the compensation earned by the named executive officers for the fiscal years ended June 30, 2013 and 2012, for services rendered in all capacities to Journal of Radiology, Inc.:

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Aaron Shrira, President and Director	2013	$-	$ -	$ -	$ -	$-	$ -	$ -	$ -
	2012	$-	$ -	$ -	$ -	$-	$ -	$ -	$ -

Elana Berman-Shrira, Secretary, Treasurer and Director	2013	$-	$ -	$ -	$ -	$-	$ -	$ -	$ -
	2012	$-	$ -	$ -	$ -	$-	$ -	$ -	$ -

Director Compensation

The following table provides compensation summary concerning the compensation earned by the named directors for the years ended June 30, 2013 and 2012.

Name	Year	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Aaron Shrira, Director	2013	$-	$ -	$ -	$ -	$ -	$ -	$-
	2012	$-	$ -	$ -	$ -	$ -	$ -	$-

Elana Berman-Shrira, Director	2013	$-	$ -	$ -	$ -	$ -	$ -	$-
	2012	$-	$ -	$ -	$ -	$ -	$ -	$-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of October 7, 2013, information about the beneficial ownership of our capital stock with respect to each person known by Journal of Radiology, Inc. to own beneficially more than 5% of the outstanding capital stock, each director and officer, and all directors and officers as a group.

	Number of Shares Beneficially Owned		Percentage of Class (2)
Name and Address(1)		Class
Aaron Shrira(3)	180,000,000	Common	8.9%
President and Director
Elana Berman-Shrira(3)	-	Common	*
Nadav Elituv (4)	900,000,000	Common	44.7%
All directors and executive officers (2 persons)	1,080,000,000	Common	53.6%
*Denotes less than 1%

1)      Unless noted otherwise, the address for all persons listed is c/o the Company at 2230 Michigan Avenue,

Santa Monica, California 90404.

2)      The above percentages are based on 2,012,550,000 shares of common stock outstanding as October 7, 2013, 2013.

3)    Elana Berman-Shrira may be considered the beneficial owner of 180,000,000 shares owned by her husband Aaron Shrira.

4)	Represents 900,000,000 shares held by a wholly owned corporation, Imagin8. Address: 53Theddore PL, Thornhill, Ontario, Canada L4J 8E4

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by the Company's auditors for the professional services rendered in connection with the audit of the Company's annual financial statements, review of our Form 10 and reviews of the financial statements included in the Company's Forms 10-Qs and Form 10-Ks for fiscal 2013 and 2012 were approximately $13,000 and $11,250, respectively.

Audit-Related Fees

None.

Tax Fees

None.

All Other Fees

Fees billed in connection with subsidiary stand alone audits in fiscal 2013 and 2012 were approximately $0 and $0, respectively.

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

JOURNAL OF RADIOLOGY, INC.

Date: October 15, 2013	By:	/s/ Aaron Shrira
Aaron Shrira President and Director (Principal Executive Officer)

Date: October 15, 2013	By:	/s/ Elana Berman-Shrira Elana Berman-Shrira Treasurer and Director (Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 15, 2013	By:	/s/ Aaron Shrira
Aaron Shrira President and Director (Principal Executive Officer)

Date: October 15, 2013	By:	/s/ Elana Berman-Shrira Elana Berman-Shrira Treasurer and Director (Principal Accounting and Financial Officer)
19

JOURNAL OF RADIOLOGY, INC.

FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Journal of Radiology, Inc.,

We have audited the accompanying balance sheets of Journal of Radiology, Inc. (A Development Stage Company) (the “Company”) as of June 30, 2013 and 2012 and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the years then ended and for the period from inception (May 21, 2009) through June 30, 2013. Journal of Radiology, Inc’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Journal of Radiology, Inc. (A Development Stage Company) as of June 30, 2013 and 2012 and the results of its operations and its cash flows for each of the years then ended and for the period from inception (May 21, 2009) through June 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ De Joya Griffith, LLC

Henderson, Nevada

October 08, 2013

JOURNAL OF RADIOLOGY, INC.

(A Development Stage Company)

BALANCE SHEETS

(Audited)

	As of June 30, 2013	As of June 30, 2012
Assets
Cash	560	$3,154
Accounts receivable	—	58,000
Total assets	560	$61,154
Liabilities and Stockholders’ Deficit
Accounts payable	100,186	$89,000
Advances	19,683	16,970
Due to director	49,000	49,000
Total liabilities	168,869	154,970
Stockholders’ Deficit :
Preferred stock; par value $0.01; 49,000,000 shares authorized, nil issued and outstanding	—	—
Series A Convertible Preferred Stock; par value $0.01; 1,000,000 shares authorized, nil issued and outstanding	—	—
Common stock; par value $0.001; 5,000,000,000 shares authorized, 2,012,550,000 and 1,781,550,000 issued and outstanding, respectively.	2,012,550	1,781,550
Additional paid-in capital	107,374,135	107,325,535
Deficit accumulated during development stage	(109,554,994)	(109,200,901)
Total stockholders’ deficit	(168,309)	(93,816)

Total liabilities and stockholders' deficit	560	$61,154

See Notes to Financial Statements.

JOURNAL OF RADIOLOGY, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Audited)

	For the Year ended June 30, 2013	For the Year ended June 30, 2012	From Inception (May 21, 2009) to June 30, 2013

Revenue	$—	$—	$105,000

Total revenue	—	—	105,000

Operating costs:
Professional fees	58,661	69,082	263,002
Administrative expenses	15,832	494	17,392
Impairment of licensing rights	—	64,500,000	64,500,000
Stock based compensation	279,600	44,600,000	44,879,600

Total operating costs	354,093	109,169,576	109,659,994

Net loss	$(354,093)	$(109,169,576)	$(109,554,994)

Basic loss per share	$(0.00)	$(0.24)

Weighted average number of common shares outstanding- basic	1,805,876,027	455,804,795

See Notes to Financial Statements.

JOURNAL OF RADIOLOGY, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FROM INCEPTION (MAY 21, 2009) TO JUNE 30, 2013

(Audited)

	Common Shares	Common Stock	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity (Deficit)
Common stock issued per court order May 21, 2009	32,550,000	$32,550	$(31,465)	$—	$1,085
Net loss	—	—	—	(1,085)	(1,085)
Balance June 30, 2009	32,550,000	32,550	(31,465)	(1,085)	—

Common stock issued for cash	180,000,000	180,000	(174,000)	—	6,000
Net loss	—	—		(3,801)	(3,801)
Balance June 30, 2010	212,550,000	212,550	(205,465)	(4,886)	2,199

Net loss	—	—	—	(26,439)	(26,439)
Balance June 30, 2011	212,550,000	212,550	(205,465)	(31,325)	(24,240)

Common stock issued for consulting services	669,000,000	669,000	43,931,000		44,600,000
Common stock issued for licensing rights	900,000,000	900,000	63,600,000		64,500,000
Net loss	—	—		(109,169,576)	(109,169,576)
Balance June 30, 2012	1,781,550,000	1,781,550	107,325,535	(109,200,901)	(93,816)

Common stock issued for consulting services	354,000,000	354,000	(74,400)	—	279,600
Common stock received for cancellation	(123,000,000)	(123,000)	123,000	—	—
Net loss	—	—	—	(354,093)	(354,093)
Balance June 30, 2013	2,012,550,000	$2,012,550	$107,374,135	$(109,554,994)	$(168,309)

See Notes to Financial Statements.

JOURNAL OF RADIOLOGY, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Audited)

	For the Year Ended June 30, 2013	For the Year Ended June 30, 2012	From Inception (May 21, 2009) to June 30, 2013
Cash Flows from Operating Activities
Net loss	$(354,093)	$(109,169,576)	$(109,554,994)
Adjustments to reconcile net loss to net cash used in operating activities and liabilities:
Issuance of common stock per court order	—	—	1,085
Stock issued for services	279,600	44,600,000	44,879,600
Impairment of licensing rights	—	64,500,000	64,500,000
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	11,307	47,000	(46,693)
Increase (decrease) in accounts payable	11,186	(12,000)	100,186
Net cash used in operating activities	(52,000)	(34,576)	(120,816)

Cash Flows from Financing Activities:
Increase in advance from director	—	15,000	49,000
Issuance of common stock	—	—	6,000
Advances	49,406	17,470	66,876
Repayment of advances	—	(500)	(500)
Net cash provided by financing activities	49,406	31,970	121,376

Net change in cash	(2,594)	(2,606)	560
Cash beginning of year	3,154	5,760	—
Cash end of year	$560	$3,154	$560

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for:
Interest paid	$—	$—	$—
Income tax paid	$—	$—	$—
Shares issued for purchase of licensing rights	$—	$64,500,000	$64,500,000
Advances applied against accounts receivable	$46,693	$—	$46,693

See Notes to Financial Statements.

JOURNAL OF RADIOLOGY, INC.

(A Development Stage Company)

Notes to Financial Statements

June 30, 2013 and 2012

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

Basic net loss per share amount is computed by dividing the net loss by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. Common stock equivalents, which include warrants to purchase common stock, on June 30, 2013 and 2012 were not included in the computation of diluted earnings per share because the effect would be antidilutive.

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

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At June 30, 2013 and June 30, 2012, the balance did not exceed the federally insured limit.

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

h. IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

The Company evaluates its long-lived assets for indicators of possible impairment. The intangible asset subject to amortization held and used by the Company is reviewed for impairment whenever events or changes in circumstances indicate that its net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets and is recorded in the period in which the determination was made. The most important factor in the calculation of the fair value of the intangible asset is the projected sales derived from interactive media technology which are estimated by extrapolating the current growth trends of the product and applying judgment as to the appropriate future growth rate among other factors. We conducted a test for impairment which was triggered because the Company was unable to forecast sales of for the fiscal year ended June 30, 2012. An impairment charge of $0 and $64,500,000 was recorded and included in the statement of operations during the years ended June 30, 2013 and 2012, respectively.

i. IMPACT OF NEW ACCOUNTING STANDARDS

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the year ended June 30, 2013 or which are expected to impact future periods, that were not already adopted and disclosed in prior periods.

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

NOTE 5. INTERACTIVE MEDIA TECHNOLOGY SUBJECT TO AMORTIZATION, NET

Intangible assets represent interactive media technology acquired on May 28, 2012. Acquisition costs were $0 and $64,500,000 at June 30, 2013 and 2012, respectively. These costs are presented on the balance sheet net of impairment charge of $0 and $64,500,000 at June 30, 2013 and 2012, respectively. On May 28, 2012, the Company issued 900,000,000 shares of common stock for interactive media technology valued at $64,500,000 ($0.072 per share).

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

On July 20, 2012, the Company’s Board of Directors adopted a resolution and the majority of the Company’s stockholders approved an amendment to the Articles of Incorporation to (i) increase the number of authorized shares of common stock from 500,000,000 to 5,000,000,000 and increase the number of blank check preferred stock from 5,000,000 to 50,000,000 (ii) affect a thirty (30) to one (1) forward stock split of the outstanding shares of common stock. All share and per share information presented in these financial statements has been restated to retroactively reflect this stock split.

The stockholders’ equity of the Company comprises the following classes of capital stock as of June 30, 2013 and 2012:

The authorized Preferred Stock of the Company consists of 49,000,000 shares with $0.01 par value. As of June 30, 2013, there was no issued and outstanding preferred stock.

The authorized Series A Convertible Preferred Stock of the Company consists of 1,000,000 shares with $0.01 par value. As of June 30, 2013, there was no issued and outstanding Series A Convertible Preferred Stock.

The authorized common stock of the Company consists of 5,000,000,000 shares with $0.001 par value. As of June 30, 2013 and 2012, there were 2,012,550,000 and 1,781,550,000 common shares issued and outstanding, respectively.

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

On March 1, 2013, the Company issued 50,000,000 shares of common stock for consulting services valued at $30,000 ($0.0006 per share).

On March 1, 2013, the Company received for no consideration 123,000,000 shares of its common stock for cancellation, the effect of the cancellation of shares was immaterial thus no retroactive treatment was applied.

On April 10, 2013, the Company issued 80,000,000 shares of common stock for consulting services valued at $112,000 ($0.0014 per share).

On April 26, 2013, the Company issued 160,000,000 shares of common stock for consulting services valued at $112,000 ($0.0007 per share).

On June 17, 2013, the Company issued 64,000,000 shares of common stock for consulting services valued at $25,600 ($0.0004 per share).

NOTE 7 – INCOME TAXES

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent that, based on available evidence, it is more likely than not those benefits will be realized. The Company’s deferred tax assets were fully reserved at June 30, 2013 and 2012.

Income taxes differ from the amount that would be computed by applying the Federal statutory income tax rates of 34% (2012 – 34%) as of June 30. The reasons for the differences are as follows:

	2013	2012
Provision for income taxes:
Net loss	$(354,093)	$(109,169,576)
Adjustments:
Impairment of licensing rights	—	64,500,000
Stock issued for consulting services	279,600	44,600,000
Tax loss	(74,493)	(69,576)
Federal statutory income tax rate	34%	34%
	25,328	23,656
Change in valuation allowance	(25,328)	(23,656)
	$—	$—

 Deferred tax assets and liabilities consist of the following as of June 30:

	2013	2012
Deferred tax assets:
Net operating loss carry forwards	$59,635	$34,307
Less valuation allowance	(59,635)	(34,307)
Net deferred tax asset	$—	$—

The tax years 2009 through 2013 remain open to examination by the major taxing jurisdictions in which the Company operates. The Company expects no material changes to unrecognized tax positions within the next twelve months.

NOTE 8. RELATED PARTY TRANSACTIONS

As of June 30, 2013 and 2012, the Company owed a director $49,000 and $49,000, respectively for payment of expenses. These amounts are included on the balance sheet as a current liability. The advance is non-interest bearing, unsecured, and due on demand.

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

The fair value of these warrants was estimated at the date of the Company's inception, May 21, 2009, which was also the date of the grant, using the Black-Scholes Option Pricing Model with current value of the stock at $0.001 (par value) since there was no market for the stock at the time; dividend yield of 0%; risk-free interest rate of 2.16% (5 year Treasury Note rate at the issue date); and expiration date of 5 years. Since the stock did not trade, and since its par value was $0.001, the fair value of the warrants came out to be zero.

The following is a summary of warrants activity during the years ended June 30, 2013 and 2012:

	Number of Shares	Weighted Average Exercise Price
Balance, June 30, 2011	5,000,000	$0.10

Warrants granted and assumed	0
Warrants expired	0

Balance, June 30, 2012	5,000,000	$0.10

Warrants granted and assumed	0
Warrants expired	0

Balance, June 30, 2013	5,000,000	$0.10

All warrants outstanding as of June 30, 2013 are exercisable.

