Form 10-Q
period 2013-09-30
Journal of Radiology, Inc.
filed 2013-11-14
CIK 1470550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. ☐

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of November 14, 2013, the registrant had 2,012,550,000 outstanding shares of Common Stock.

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

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited financial statements included herein have been prepared by Journal of Radiology, Inc. (the “Company”). In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. It is suggested that these financial statements and notes to the financial statements be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

JOURNAL OF RADIOLOGY, INC.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	September 30,	June 30,
	2013	2013
Assets:
Cash	$449	$560
Total Current Assets	$449	$560

Liabilities and Stockholders’ Deficit:
Liabilities:
Accounts payable	$96,235	$100,186
Advances	33,545	19,683
Due to director	49,000	49,000
Total Current Liabilities	178,780	168,869

Stockholders' Deficit:
Preferred stock; par value $0.01; 49,000,000 shares authorized, nil issued and outstanding	—	—
Series A Convertible Preferred Stock; par value $0.01; 1,000,000 shares authorized, nil issued and outstanding	—	—
Common stock; par value $0.001; 5,000,000,000 shares authorized, 2,012,550,000 and 2,012,550,000 issued and outstanding, respectively.	2,012,550	2,012,550
Additional paid-in capital	107,374,135	107,374,135
Deficit accumulated during development stage	(109,565,016)	(109,554,994)
Total stockholders' deficit	(178,331)	(168,309)
Total liabilities and stockholders’ deficit	$449	$560

The accompanying notes are an integral part of these financial statements.

JOURNAL OF RADIOLOGY, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months	For the Three Months	From Inception
	Ended	Ended	(May 21, 2009) to
	September 30,	September 30,	September 30,
	2013	2012	2013
Revenue	$—	$—	$105,000
Total revenue	—	—	105,000

Operating expenses:
Professional fees	9,911	24,360	272,913
Administrative expenses	111	11,989	17,503
Impairment of licensing rights	—	—	64,500,000
Stock based compensation	—	—	44,879,600
Total operating expenses	10,022	36,349	109,670,016

Net loss	$(10,022)	$(36,349)	$(109,565,016)

Net loss per share, basic	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic	2,012,550,000	1,781,550,000

The accompanying notes are an integral part of these financial statements.

JOURNAL OF RADIOLOGY, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FROM INCEPTION (MAY 21, 2009) TO SEPTEMBER 30, 2013

(Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity (Deficit)
Common stock issued per court order May 21, 2009	32,550,000	$32,550	$(31,465)	$—	$1,085
Net loss	—	—	—	(1,085)	(1,085)
Balance June 30, 2009	32,550,000	32,550	(31,465)	(1,085)	—

Common stock issued for cash	180,000,000	180,000	(174,000)	—	6,000
Net loss	—	—		(3,801)	(3,801)
Balance June 30, 2010	212,550,000	212,550	(205,465)	(4,886)	2,199

Net loss	—	—	—	(26,439)	(26,439)
Balance June 30, 2011	212,550,000	212,550	(205,465)	(31,325)	(24,240)

Common stock issued for consulting services	669,000,000	669,000	43,931,000		44,600,000
Common stock issued for licensing rights	900,000,000	900,000	63,600,000		64,500,000
Net loss	—	—		(109,169,576)	(109,169,576)
Balance June 30, 2012	1,781,550,000	1,781,550	107,325,535	(109,200,901)	(93,816)

Common stock issued for consulting services	354,000,000	354,000	(74,400)	—	279,600
Common stock received for cancellation	(123,000,000)	(123,000)	123,000	—	—
Net loss	—	—	—	(354,093)	(354,093)
Balance June 30, 2013	2,012,550,000	$2,012,550	$107,374,135	$(109,554,994)	$(168,309)

Net loss	—	—	—	(10,022)	(10,022)
Balance September 30, 2013	2,012,550,000	$2,012,550	$107,374,135	$(109,565,016)	$(178,331)

The accompanying notes are an integral part of these financial statements.

JOURNAL OF RADIOLOGY, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three months	For the Three months	From Inception
	Ended	Ended	(May 21, 2009) to
	September 30,	September 30,	September 30,
	2013	2012	2013
Cash Flows from Operating Activities
Net loss	$(10,022)	$(36,349)	$(109,565,016)
Adjustments to reconcile net loss to net cash used for operating activities:
Issuance of common stock per court order	—	—	1,085
Shares issued for services	—	—	44,879,600
Impairment of licensing rights	—	—	64,500,000
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	—	—	(46,693)
(Decrease) increase in accounts payable	(3,951)	9,998	96,235
Net cash used in operating activities	(13,973)	(26,351)	(134,789)

Cash Flows from Financing Activities
Increase in advance from director	—	—	49,000
Issuance of common stock	—	—	6,000
Advances	13,862	24,773	80,738
Repayment of advances	—	—	(500)
Net cash provided by financing activities	13,862	24,773	135,238

Increase (decrease) in cash	(111)	(1,578)	449
Cash, beginning of period	560	3,154	—
Cash, end of period	$449	$1,576	$449

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Advances applied against account receivable	$—	$41,743	$46,693
The accompanying notes are an integral part of these financial statements.
9

JOURNAL OF RADIOLOGY, INC.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2013

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

Basic net loss per share amount is computed by dividing the net loss by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. Common stock equivalents, which include warrants to purchase common stock, on September 30, 2013 and 2012 were not included in the computation of diluted earnings per share because the effect would be antidilutive.

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

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At September 30, 2013 and June 30, 2013, the balance did not exceed the federally insured limit.

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

h. IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

The Company evaluates its long-lived assets for indicators of possible impairment. The intangible asset subject to amortization held and used by the Company is reviewed for impairment whenever events or changes in circumstances indicate that its net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets and is recorded in the period in which the determination was made. The most important factor in the calculation of the fair value of the intangible asset is the projected sales derived from interactive media technology which are estimated by extrapolating the current growth trends of the product and applying judgment as to the appropriate future growth rate among other factors. We conducted a test for impairment which was triggered because the Company was unable to forecast sales of for the fiscal year ended June 30, 2012. An impairment charge of $64,500,000 was recorded and included in the statement of operations from Inception (May 21, 2009) to September 30, 2013, respectively.

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

NOTE 5. INTERACTIVE MEDIA TECHNOLOGY SUBJECT TO AMORTIZATION, NET

Intangible assets represent interactive media technology acquired on May 28, 2012. Acquisition costs were $0 and $64,500,000 at September 30, 2013 and June 30, 2013, respectively.  These costs are presented on the balance sheet net of impairment charge of $64,500,000 at September 30, 2013 and June 30, 2013, respectively.  The Company issued 900,000,000 shares of common stock for interactive media technology valued at $64,500,000 ($0.072 per share).

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

The stockholders’ equity of the Company comprises the following classes of capital stock as of September 30, 2013 and June 30, 2013:

The authorized Preferred Stock of the Company consists of 49,000,000 shares with $0.01 par value. As of September 30, 2013, there was no issued and outstanding preferred stock.

The authorized Series A Convertible Preferred Stock of the Company consists of 1,000,000 shares with $0.01 par value. As of September 30, 2013, there was no issued and outstanding Series A Convertible Preferred Stock.

The authorized common stock of the Company consists of 5,000,000,000 shares with $0.001 par value. As of September 30, 2013 and June 30, 2013, there were 2,012,550,000 common shares issued and outstanding.

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

NOTE 7. ADVANCES

Advances are non-interest bearing, unsecured and have no specific terms of repayment. Total advances received of $33,545 comprises of additional cash advances of $13,862 received during the three months ended September 30, 2013 and $19,683 of advances due as of June 30, 2013.

NOTE 8. RELATED PARTY TRANSACTIONS

Total amounts advanced by a director as of September 30, 2013 and June 30, 2013 are $49,000 and $49,000, respectively. Amounts due to director are unsecured, non-interest bearing and have no specific terms of repayment.

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

The fair value of these warrants was estimated at the date of the Company's inception, May 21, 2009, which was also the date of the grant, using the Black-Scholes Option Pricing Model with current value of the stock at $0.001 (par value) since there was no market for the stock at the time; dividend yield of 0%; risk-free interest rate of 2.16% (5 year Treasury Note rate at the issue date); and expiration date of 5 years. Since the stock does not trade, and since its par value was $0.001, the fair value of the warrants came out to be zero.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 AND FROM INCEPTION (MAY 21, 2009) TO SEPTEMBER 30, 2013

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND FROM INCEPTION (MAY 21, 2009) TO SEPTEMBER 30, 2013

REVENUES

For the three months ended September 30, 2013, we had revenues of $0 compared to $0 for the three months ended September 30, 2012. We recorded revenues of $105,000 for the cumulative period from Inception (May 21, 2009) through September 30, 2013.

We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer. The Company has been in the development stage since its formation and has not yet realized a profit from its planned operations.

COSTS OF GOODS SOLD

We did not incur cost of sales for the three month periods ended September 30, 2013 and 2012 and for the cumulative period from Inception (May 21, 2009) through September 30, 2013.

OPERATING COSTS

Administrative expenses were $111 for the three months ended September 30, 2013, compared to $11,989 for the three months ended September 30, 2012, a decrease of $11,878, and professional fees were $9,911 for the three months ended September 30, 2013, compared to $24,360 for the three months ended September 30, 2012, a decrease of $14,449. Professional fees comprise of accounting and other fees to comply with SEC filing requirements. Total operating expenses for the cumulative period from Inception (May 21, 2009) through September 30, 2013 was $109,670,016.

NET LOSS

Our net loss for the three months ended September 30, 2013 and the three months ended September 30, 2012 was $10,022 and $36,349, respectively. Our net losses are primarily attributed to costs for professional fees. Our net loss for the cumulative period from Inception (May 21, 2009) through September 30, 2013 was $109,565,016.

LIQUIDITY

Our financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. As of September 30, 2013, we had cash of $449 and total liabilities of $178,780. Our cash flows from operating activities for the three months ended September 30, 2013 resulted in cash used of $13,973. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations. Our cash flow provided by financing activities for the three months ended September 30, 2013 and 2012 were $13,862 and $24,773, respectively. The Company has an accumulated deficit during development stage at September 30, 2013 of $109,565,016. The deficit reported at September 30, 2013 is largely a result of operating expenses for professional fees, impairment of licensing rights and stock-based compensation.

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

Going Concern

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have material assets, nor does it have operations or a source of revenue to cover its operating costs and allow it to continue as a going concern. The Company has a deficit accumulated during development stage at September 30, 2013 and June 30, 2013 of $109,565,016 and $109,554,994, respectively. The Company will be dependent upon the raising of additional capital through placement of its common stock in order to implement its business plan. There can be no assurance that the Company will be successful in this situation.

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

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending June 30, 2014, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our principal shareholder, Imagin8, currently owns approximately 44.7% of our Common Stock. It will have significant influence over all matters requiring approval by our shareholders, but not requiring the approval of the minority shareholders. Because it is the majority shareholder, it will be able to elect all of the members of our board of directors, allowing him to exercise significant control of our affairs and management. In addition, it may transact most corporate matters requiring shareholder approval by written consent, without a duly-noticed and duly-held meeting of shareholders.

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

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Articles of Incorporation		10/A#2		3.1	11/5/2009
3.2	Bylaws		10/A #2		3.2	11/5/2009
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101	Interactive Data Files for the Journal of Radiology, Inc. Form 10Q for the period ended September 30, 2013	X

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOURNAL OF RADIOLOGY, INC.

Date: November 14, 2013	By:	/s/ Aaron Shrira
Aaron Shrira President and Director (Principal Executive Officer)

Date: November 14, 2013	By:	/s/ Elana Berman-Shrira Elana Berman-Shrira Treasurer and Director (Principal Accounting and Financial Officer)

