Form 10-Q
period 2013-12-31
Journal of Radiology, Inc.
filed 2014-02-12
CIK 1470550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

or

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

As of February 11, 2014, the registrant had 2,012,550,000 outstanding shares of Common Stock.

JOURNAL OF RADIOLOGY, INC.

(A Development Stage Company)

INDEX

		Page Number
PART I.	FINANCIAL INFORMATION

Item 1	Financial Statements:
	Condensed Balance Sheets as of December 31, 2013 (Unaudited) and June 30, 2013	6
	Condensed Statements of Operations for the Three and Six Months Ended December 31, 2013 and 2012 and from inception (May 21, 2009) to December 31, 2013 (Unaudited)	7
	Condensed Statement of Stockholders’ Equity (Deficiency) from inception (May 21, 2009) to December 31, 2013 (Unaudited)	8
	Condensed Statements of Cash Flows for the Six Months Ended December 31, 2013 and 2012 and from inception (May 21, 2009) to December 31, 2013 (Unaudited)	9
	Notes to Condensed Financial Statements (Unaudited)	10
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4T	Controls and Procedures	17

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	17
Item 1A	Risk Factors	17
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3	Defaults upon Senior Securities	21
Item 4	Mine Safety Disclosures	21
Item 5	Other Information	21
Item 6	Exhibits	22

SIGNATURES		23

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

JOURNAL OF RADIOLOGY, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	December 31,	June 30,
	2013	2013
Assets	(Unaudited)
Cash	$371	$560
Total Current Assets	$371	$560

Liabilities and Stockholders’ Deficiency
Current Liabilities:
Accounts payable	$97,881	$100,186
Advances	44,151	19,683
Due to director	49,000	49,000
Total Current Liabilities	191,032	168,869

Stockholders' Deficiency:
Preferred stock; par value $0.01; 49,000,000 shares authorized, no shares issued and outstanding	—	—
Series A Convertible Preferred Stock; par value $0.01; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock; par value $0.001; 5,000,000,000 shares authorized, 2,012,550,000 issued and outstanding	2,012,550	2,012,550
Additional paid-in capital	107,374,135	107,374,135
Deficit accumulated during development stage	(109,577,346)	(109,554,994)
Total stockholders' deficiency	(190,661)	(168,309)
Total liabilities and stockholders’ deficiency	$371	$560

The accompanying notes are an integral part of these condensed financial statements.

JOURNAL OF RADIOLOGY, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended December 31, 2013	For the Three Months Ended December 31, 2012	For the Six Months Ended December 31, 2013	For the Six Months Ended December 31, 2012	From Inception (May 21, 2009) to December 31, 2013

Revenue	$—	$—	$—	$—	$105,000

Operating costs:
Administrative expenses	84	62	195	12,051	17,587
Professional fees	12,246	10,137	22,157	34,497	285,159
Impairment of licensing rights	—	—	—	—	64,500,000
Stock-based compensation	—	—	—	—	44,879,600

Total operating costs	12,330	10,199	22,352	46,548	109,682,346

Net loss	$(12,330)	$(10,199)	$(22,352)	$(46,548)	$(109,577,346)

Net loss per share-basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding-basic and diluted	2,012,550,000	1,781,550,000	2,012,550,000	1,781,550,000

The accompanying notes are an integral part of these condensed financial statements.

JOURNAL OF RADIOLOGY, INC.

(A Development Stage Company)

CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

FROM INCEPTION (MAY 21, 2009) TO DECEMBER 31, 2013

(Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity (Deficit)
Common stock issued May 21, 2009	32,550,000	$32,550	$(31,465)	$—	$1,085
Net loss	—	—	—	(1,085)	(1,085)
Balance June 30, 2009	32,550,000	32,550	(31,465)	(1,085)	—

Common stock issued for cash	180,000,000	180,000	(174,000)	—	6,000
Net loss	—	—		(3,801)	(3,801)
Balance June 30, 2010	212,550,000	212,550	(205,465)	(4,886)	2,199

Net loss	—	—	—	(26,439)	(26,439)
Balance June 30, 2011	212,550,000	212,550	(205,465)	(31,325)	(24,240)

Common stock issued for consulting services	669,000,000	669,000	43,931,000		44,600,000
Common stock issued for licensing rights	900,000,000	900,000	63,600,000		64,500,000
Net loss	—	—		(109,169,576)	(109,169,576)
Balance June 30, 2012	1,781,550,000	1,781,550	107,325,535	(109,200,901)	(93,816)

Common stock issued for consulting services	354,000,000	354,000	(74,400)	—	279,600
Cancellation of common stock	(123,000,000)	(123,000)	123,000	—	—
Net loss	—	—	—	(354,093)	(354,093)
Balance June 30, 2013	2,012,550,000	2,012,550	107,374,135	(109,554,994)	(168,309)

Net loss	—	—	—	(22,352)	(22,352)
Balance December 31, 2013	2,012,550,000	$2,012,550	$107,374,135	$(109,577,346)	$(190,661)

The accompanying notes are an integral part of these condensed financial statements.

JOURNAL OF RADIOLOGY, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months	For the Six Months	From Inception
	Ended	Ended	(May 21, 2009) to
	December 31,	December 31,	December 31,
	2013	2012	2013
Cash Flows from Operating Activities
Net loss	$(22,352)	$(46,548)	$(109,577,346)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock per court order	—	—	1,085
Shares issued for services	—	—	44,879,600
Impairment of licensing rights	—	—	64,500,000
Changes in operating assets and liabilities
Accounts receivable	—	10,150	(46,693)
Accounts payable	(2,305)	9,473	97,881
Net cash used in operating activities	(24,657)	(26,925)	(145,473)

Cash Flows from Financing Activities
Due to director	—	—	49,000
Issuance of common stock	—	—	6,000
Advances	24,468	27,273	91,344
Repayment of advances	—	—	(500)
Net cash provided by financing activities	24,468	27,273	145,844

Increase (decrease) in cash	(189)	348	371
Cash, beginning of period	560	3,154	—
Cash, end of period	$371	$3,502	$371

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for licensing rights	$—	$—	$64,500,000
Advances applied against account receivable	$—	$44,243	$46,693
The accompanying notes are an integral part of these financial statements.
9

JOURNAL OF RADIOLOGY, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2013

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

The Company has not realized significant revenues from its planned principal business purpose and is considered to be in its development state in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, “Development Stage Entities”. All losses accumulated since the inception of the Company have been considered as part of the Company’s development stage activities.

Basis of presentation

The accompanying condensed financial statements are unaudited. These unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013 filed with the SEC. The condensed balance sheet as of June 30, 2013 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the Company's financial position and results of operations for the interim periods reflected. Except as noted, all adjustments contained herein are of a normal recurring nature. Results of operations for the fiscal periods presented herein are not necessarily indicative of fiscal year-end results.

Going concern

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company is in the development stage and has not generated any significant revenues from operations to date, and does not expect to do so in the foreseeable future. The Company has experienced recurring operating losses and negative operating cash flows since inception. As reflected in the accompanying unaudited condensed financial statements, the Company had a negative cash flow from operations of $24,657 for the six month period ended December 31, 2013 and an accumulated deficit of $109,577,346 at December 31, 2013. Currently, the Company does not have significant cash or other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Management plans to seek a strategic partner to assist in the development of the journal business, or a merger or acquisition partner with the resources to take the Company in a new direction and bring greater value to its shareholders. Management has yet to identify any of these and there is no guarantee that the Company will be able to identify such opportunities in the future.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The more significant estimates and assumptions by management include among others, the fair value of shares of common stock issued for services.

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

STOCK-BASED COMPENSATION

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by the Financial Accounting Standards Board (the “FASB”) whereas the value of the award is measured on the date of grant and recognized over the vesting period. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the FASB whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

The fair value of the Company's common stock option grants are estimated using the Black-Scholes option pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the common stock options, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes option pricing model, and based on actual experience. The assumptions used in the Black-Scholes option pricing model could materially affect compensation expense recorded in future periods.

LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. At December 31, 2013 and 2012 common stock equivalents were comprised of warrants to purchase 5,000,000 shares of the Company’s common stock, and were not included in the computation of diluted earnings per share because the effect would be antidilutive.

FAIR VALUE MEASUREMENTS

Fair value measurements are determined using authoritative guidance issued by the FASB, with the exception of the application of the guidance to non-recurring, non-financial assets and liabilities as permitted. Fair value is defined in the authoritative guidance as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy was established, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Inputs, other than the quoted prices in active markets, are observable either directly or indirectly.

Level 3—Unobservable inputs based on the Company's assumptions.

The Company is required to use observable market data if available without undue cost and effort.

The Company’s financial instruments include cash and cash equivalents, and accounts payable. Management has estimated that the carrying amounts approximate their fair value due to their short-term nature.

RECENT ACCOUNTING PRONOUNCEMENTS

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the second quarter of fiscal 2013, or which are expected to impact future periods that were not already adopted and disclosed in prior periods.

NOTE 3. STOCKHOLDERS' DEFICIENCY - COMMON STOCK

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

The stockholders’ equity of the Company comprises the following classes of capital stock as of December 31, 2013 and June 30, 2013:

The authorized Preferred Stock of the Company consists of 49,000,000 shares with $0.01 par value. As of December 31, 2013, there was no issued and outstanding preferred stock.

The authorized Series A Convertible Preferred Stock of the Company consists of 1,000,000 shares with $0.01 par value. As of December 31, 2013, there was no issued and outstanding Series A Convertible Preferred Stock.

The authorized common stock of the Company consists of 5,000,000,000 shares with $0.001 par value. As of December 31, 2013 and June 30, 2013, there were 2,012,550,000 common shares issued and outstanding.

On May 21, 2009, the Company issued 32,550,000 shares of common stock pursuant to the Chapter 11 Plan of Reorganization confirmed by the U.S. Bankruptcy Court in the matter of AP Corporate Services, Inc. ("AP").

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

NOTE 4. ADVANCES

At December 31, 2013 and June 30, 2013, advances from a shareholder totaled $44,151 and $19,683. The advances are non-interest bearing, unsecured, and have no specific terms of repayment.

NOTE 5. RELATED PARTY TRANSACTIONS

At December 31, 2013 and June 30, 2013, due to director totaled $49,000. Amounts due to director are unsecured, non-interest bearing and have no specific terms of repayment.

The Company neither owns nor leases any real or personal property. An officer of the corporation provides office services without charge. Management has determined such costs are immaterial to the financial statements and accordingly, have not been reflected therein.

NOTE 6. WARRANTS AND OPTIONS

On May 21, 2009 (inception), the Company issued 5,000,000 warrants exercisable into 5,000,000 shares of the Company's common stock.

The following is a summary of warrants activity during the years ended June 30, 2013 and 2012:

	Number of Shares	Weighted Average Exercise Price

Balance, July 1, 2013	5,000,000	$0.10

Warrants granted and assumed	—
Warrants expired	—

Balance, December 31, 2013	5,000,000	$0.10

All warrants outstanding as of December 31, 2013 are exercisable, and on January 4, 2014, all the warrants expired.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2013 AND 2012 AND FROM INCEPTION (MAY 21, 2009) TO DECEMBER 31, 2013

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

On May 28, 2012, the Company issued 900,000,000 shares of common stock for licensing rights for interactive media technology from Imagin8 valued at $64,500,000 ($0.072 per share). The agreement gave the Company the right to market the products of Imagin8, commenced May 1, 2012, had a duration of one year, and thereafter is on a month-by-month basis. Imagin8 has the option, at any time, to terminate the agreement. An important factor in the calculation of the fair value of the licensing rights intangible asset was the projected sales to be derived from the interactive media technology. At June 30, 2012, we conducted a test for impairment and as the Company was unable to forecast sales, an impairment charge of $64,500,000 was recorded to write off the licensing rights.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2013 COMPARED WITH THE THREE MONTHS ENDED DECEMBER 31, 2012 AND FROM INCEPTION (MAY 21, 2009) TO DECEMBER 31, 2013

REVENUES

For the three months ended December 31, 2013 and 2012, we had no revenues. We recorded revenues of $105,000 for the cumulative period from Inception (May 21, 2009) through December 31, 2013.

We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer. The Company has been in the development stage since its formation and has not yet commenced its planned operations.

COSTS OF GOODS SOLD

We did not incur cost of sales for the three month periods ended December 31, 2013 and 2012 and for the cumulative period from Inception (May 21, 2009) through December 31, 2013.

OPERATING COSTS

Administrative expenses were $84 for the three months ended December 31, 2013, compared to $62 for the three months ended December 31, 2012, an increase of $22, and professional fees were $12,246 for the three months ended December 31, 2013, compared to $10,137 for the three months ended December 31, 2012, an decrease of $2,109. Professional fees comprise of accounting and other fees to comply with SEC filing requirements. Total operating expenses for the cumulative period from Inception (May 21, 2009) through December 31, 2013 was $109,682,346, including 64,500,000 impairment of licensing rights.

NET LOSS

Our net loss for the three months ended December 31, 2013 and the three months ended December 31, 2012 was $12,330 and $10,199, respectively. Our net losses are primarily attributed to costs for professional fees. Our net loss for the cumulative period from Inception (May 21, 2009) through December 31, 2013 was $109,577,346.

SIX MONTHS ENDED DECEMBER 31, 2013 COMPARED WITH THE SIX MONTHS ENDED DECEMBER 31, 2012

REVENUES

For the six months ended December 31, 2013 and 2012, we had no revenues.

COSTS OF GOODS SOLD

We did not incur cost of sales for the six month periods ended December 31, 2013 and 2012 and for the cumulative period from Inception (May 21, 2009) through December 31, 2013.

OPERATING COSTS

Administrative expenses were $195 for the three months ended December 31, 2013, compared to $12,051 for the three months ended December 31, 2012, a decrease of $11,856, and professional fees were $22,157 for the three months ended December 31, 2013, compared to $34,497 for the three months ended December 31, 2012, a decrease of $12,340. Professional fees comprise of accounting and other fees to comply with SEC filing requirements.

NET LOSS

Our net loss for the six months ended December 31, 2013 and the six months ended December 31, 2012 was $22,352 and $46,548, respectively. Our net losses are primarily attributed to costs for professional fees.

LIQUIDITY

Our financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. As of December 31, 2013, we had cash of $371 and total liabilities of $191,032. Net cash used in operating activities for the six months ended December 31, 2013 and 2012 was $24,657 and $26,925, respectively. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations. Our cash flow provided by financing activities for the six months ended December 31, 2013 and 2012 was $24,468 and $27,273, respectively. The Company has an accumulated deficit during the development stage at December 31, 2013 of $109,577,346. The deficit reported at December 31, 2013 is largely a result of operating expenses for professional fees, impairment of licensing rights and stock-based compensation.

Over the next 12 months we expect to incur approximately $50,000 in cash for legal, accounting and related services. Cash used for other expenditures is expected to be minimal. We hope to be able to attract suitable investors for our business plan, which will not require us to use our cash, although there can be no assurances that we will be successful in these efforts.

We expect to be able to secure capital through advances from our Chief Executive Officer in order to pay expenses such as organizational costs, filing fees, accounting fees and legal fees. We believe it will be difficult to secure capital in the future because we have no assets to secure debt and there is currently no trading market for our securities. We will need additional capital in the next 12 months and if we cannot raise such capital on acceptable terms, we may have to curtail our operations or terminate our business entirely. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

OPERATING CAPITAL AND CAPITAL EXPENDITURE REQUIREMENTS

We funded our initial operations by issuing 180,000,000 shares of our common stock valued at $ 0.000033 per share to our Chief Executive Officer. We had hoped to be able to attract suitable publishing partners seeking the benefits of stock-based compensation, which will not require us to use our cash, although there can be no assurances that we will be successful in these efforts. Our Chief Executive Officer has committed to advancing us an additional $50,000 for certain operating costs in order to start implementing our business plan. The funds are loaned to the Company as required to pay amounts owed by the Company. As such, our operating capital is currently limited to the personal resources of our Chief Executive Officer. The loans from our Chief Executive Officer are unsecured and non-interest bearing and have no set terms of repayment. We anticipate receiving additional capital once we are able to have our securities actively trading on a public exchange. There is no guarantee our stock will develop a market on that public exchange.

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

Going Concern

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have material assets, nor does it have operations or a source of revenue to cover its operating costs and allow it to continue as a going concern. The Company has a deficit accumulated during its development stage at December 31, 2013 and June 30, 2013 of $109,577,346 and $109,554,994, respectively. The Company will be dependent upon the raising of additional capital through placement of its common stock in order to implement its business plan. There can be no assurance that the Company will be successful in this situation.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our principal shareholder, Imagin8, currently owns approximately 44.7% of our Common Stock. It will have significant influence over all matters requiring approval by our shareholders, but not requiring the approval of the minority shareholders. Because it is the majority shareholder, it will be able to elect all of the members of our board of directors, allowing it to exercise significant control of our affairs and management. In addition, it may transact most corporate matters requiring shareholder approval by written consent, without a duly-noticed and duly-held meeting of shareholders.

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

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Articles of Incorporation		10/A#2		3.1	11/5/2009
3.2	Bylaws		10/A #2		3.2	11/5/2009
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101	Interactive Data Files for the Journal of Radiology, Inc. Form 10Q for the period ended December 31, 2013	X

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOURNAL OF RADIOLOGY, INC.

Date: February 12, 2014	By:	/s/ Aaron Shrira
Aaron Shrira President and Director (Principal Executive Officer)

Date: February 12, 2014	By:	/s/ Elana Berman-Shrira Elana Berman-Shrira Treasurer and Director (Principal Accounting and Financial Officer)

