Form 10-Q
period 2014-03-31
Journal of Radiology, Inc.
filed 2014-05-14
CIK 1470550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

As of May 14, 2014, the registrant had 2,012,550,000 outstanding shares of Common Stock.

JOURNAL OF RADIOLOGY, INC.

(A Development Stage Company)

INDEX

		Page Number
PART I.	FINANCIAL INFORMATION

Item 1	Financial Statements:
	Condensed Balance Sheets as of March 31, 2014 (Unaudited) and June 30, 2013	6
	Condensed Statements of Operations for the Three and Nine months Ended March 31, 2014 and 2013 and from inception (May 21, 2009) to March 31, 2014 (Unaudited)	7
	Condensed Statement of Stockholders’ Equity (Deficiency) from inception (May 21, 2009) to March 31, 2014 (Unaudited)	8
	Condensed Statements of Cash Flows for the Nine months Ended March 31, 2014 and 2013 and from inception (May 21, 2009) to March 31, 2014 (Unaudited)	9
	Notes to Condensed Financial Statements (Unaudited)	10
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4T	Controls and Procedures	18

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	19
Item 1A	Risk Factors	19
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3	Defaults upon Senior Securities	22
Item 4	Mine Safety Disclosures	22
Item 5	Other Information	22
Item 6	Exhibits	23

SIGNATURES		24

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

JOURNAL OF RADIOLOGY, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	March 31,	June 30,
	2014	2013
Assets	(Unaudited)
Cash	$293	$560
Prepaid expense	5,000	—
Total Current Assets	$5,293	$560

Liabilities and Stockholders’ Deficiency
Current Liabilities:
Accounts payable	$93,980	$100,186
Convertible note, net of debt discount of $51,528	19,766	—
Advances	8,059	19,683
Due to director	49,000	49,000
Total Current Liabilities	170,805	168,869

Stockholders' Deficiency:
Preferred stock; par value $0.01; 49,000,000 shares authorized, no shares issued and outstanding	—	—
Series A Convertible Preferred Stock; par value $0.01; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock; par value $0.001; 5,000,000,000 shares authorized, 2,012,550,000 issued and outstanding	2,012,550	2,012,550
Additional paid-in capital	107,442,135	107,374,135
Deficit accumulated during development stage	(109,620,197)	(109,554,994)
Total stockholders' deficiency	(165,512)	(168,309)
Total liabilities and stockholders’ deficiency	$5,293	$560

The accompanying notes are an integral part of these condensed financial statements.

JOURNAL OF RADIOLOGY, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2013	For the Nine months Ended March 31, 2014	For the Nine months Ended March 31, 2013	From Inception (May 21, 2009) to March 31, 2014

Revenue	$—	$—	$—	$—	$105,000

Operating costs:
Administrative expenses	78	3,703	273	15,754	17,665
Professional fees	11,604	13,304	33,761	47,801	296,763
Impairment of licensing rights	—	—	—	—	64,500,000
Stock-based compensation	—	—	—	—	44,879,600
Total operating costs	11,682	17,007	34,034	63,555	109,694,028

Other income (expense)
Interest expense	(19,766)	—	(19,766)	—	(19,766)
Loan inducement fee	(11,403)	—	(11,403)	—	(11,403)
	(31,169)	—	(31,169)	—	(31,169)

Net loss	$(42,851)	$(17,007)	$(65,203)	$(63,555)	$(109,620,197)

Net loss per share-basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding-basic and diluted	2,012,550,000	1,781,550,000	2,012,550,000	1,781,550,000

The accompanying notes are an integral part of these condensed financial statements.

JOURNAL OF RADIOLOGY, INC.

(A Development Stage Company)

CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

FROM INCEPTION (MAY 21, 2009) TO MARCH 31, 2014

(Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity (Deficit)
Common stock issued May 21, 2009	32,550,000	$32,550	$(31,465)	$—	$1,085
Net loss	—	—	—	(1,085)	(1,085)
Balance June 30, 2009	32,550,000	32,550	(31,465)	(1,085)	—

Common stock issued for cash	180,000,000	180,000	(174,000)	—	6,000
Net loss	—	—		(3,801)	(3,801)
Balance June 30, 2010	212,550,000	212,550	(205,465)	(4,886)	2,199

Net loss	—	—	—	(26,439)	(26,439)
Balance June 30, 2011	212,550,000	212,550	(205,465)	(31,325)	(24,240)

Common stock issued for consulting services	669,000,000	669,000	43,931,000	—	44,600,000
Common stock issued for licensing rights	900,000,000	900,000	63,600,000	—	64,500,000
Net loss	—	—		(109,169,576)	(109,169,576)
Balance June 30, 2012	1,781,550,000	1,781,550	107,325,535	(109,200,901)	(93,816)

Common stock issued for consulting services	354,000,000	354,000	(74,400)	—	279,600
Cancellation of common stock	(123,000,000)	(123,000)	123,000	—	—
Net loss	—	—	—	(354,093)	(354,093)
Balance June 30, 2013	2,012,550,000	2,012,550	107,374,135	(109,554,994)	(168,309)

Beneficial conversion feature	—	—	68,000	—	68,000
Net loss	—	—	—	(65,203)	(65,203)
Balance March 31, 2014	2,012,550,000	$2,012,550	$107,442,135	$(109,620,197)	$(165,512)

The accompanying notes are an integral part of these condensed financial statements.

JOURNAL OF RADIOLOGY, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine months	For the Nine months	From Inception
	Ended	Ended	(May 21, 2009) to
	March 31,	March 31,	March 31,
	2014	2013	2014
Cash Flows from Operating Activities
Net loss	$(65,203)	$(63,555)	$(109,620,197)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock per court order	—	—	1,085
Accrued interest expense	3,294		3,294
Amortization of debt discount	16,472	—	16,472
Loan inducement fee	11,403	—	11,403
Shares issued for services	—	—	44,879,600
Impairment of licensing rights	—	—	64,500,000
Changes in operating assets and liabilities
Accounts receivable	—	11,607	(46,693)
Prepaid expenses	(5,000)	—	(5,000)
Accounts payable	(6,206)	6,916	93,980
Net cash used in operating activities	(45,240)	(45,032)	(166,056)

Cash Flows from Financing Activities
Due to director	—	—	49,000
Issuance of common stock	—	—	6,000
Advances	44,973	43,516	111,849
Repayment of advances	—	—	(500)
Net cash provided by financing activities	44,973	43,516	166,349

Increase (decrease) in cash	(267)	(1,516)	293
Cash, beginning of period	560	3,154	—
Cash, end of period	$293	$1,638	$293

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for licensing rights	$—	$—	$64,500,000
Advances applied against account receivable	$—	$44,243	$46,693
Issuance of convertible note and beneficial conversion feature	$68,000	$—	$68,000
The accompanying notes are an integral part of these financial statements.
9

JOURNAL OF RADIOLOGY, INC.

(A Development Stage Company)

Notes to Financial Statements

March 31, 2014

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

Basis of presentation

The accompanying condensed financial statements are unaudited. These unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013 filed with the SEC. The condensed balance sheet as of June 30, 2013 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

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

Going concern

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company is in the development stage and has not generated any significant revenues from operations to date, and does not expect to do so in the foreseeable future. The Company has experienced recurring operating losses and negative operating cash flows since inception. As reflected in the accompanying unaudited condensed financial statements, the Company had a negative cash flow from operations of $45,240 for the nine month period ended March 31, 2014 and an accumulated deficit during the development stage of $109,620,197 at March 31, 2014. Currently, the Company does not have significant cash or other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360)." ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations. This new accounting guidance is effective for annual periods beginning after December 15, 2014. The Company is currently evaluating the impact of adopting ASU 2014-08 on the Company's results of operations or financial condition.

On February 26, 2014, the FASB affirmed changes in a November 2013 Exposure Draft, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, and directed the staff to draft a final Accounting Standards Update for vote by the FASB. This is intended to reduce the cost and complexity in financial reporting by eliminating inception-to-date information from the financial statements of development stage entities.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 3. CONVERTIBLE NOTE

On February 20, 2014, the Company agreed to exchange advances due to Al Kau aggregating $56,597 (see Note 4), for a convertible note payable due to Al Kau for $56,597. Also per terms of the agreement, the convertible note was increased from $56,597 to $68,000, and the difference of $11,403 was recorded as a loan inducement fee. The modification was accounted for as a debt extinguishment and the issuance of a new debt instrument. The convertible note bears interest at 20% per annum, matures August 1, 2014, and is secured by assets of the Company. The conversion price of the note is set at a fixed price of $0.0001 per common stock. The issuance of the convertible note resulted in the recognition of a beneficial conversion feature of $68,000 that was allocated to debt discount and is being amortized over the term of the note. During the three and nine months ended March 31, 2014, $16,472 of discount amortization is included in interest expense and at March 31, 2014, the unamortized balance of the discount is $51,528. During the three and nine months ended March 31, 2013, there was no discount amortization.

NOTE 4. ADVANCES

At March 31, 2014 and June 30, 2013, advances totaled $8,059 and $19,683. The advances are non-interest bearing, unsecured, and have no specific terms of repayment. On February 20, 2014, $56,597 of advances were exchanged for a convertible note (see Note 3).

NOTE 5. STOCKHOLDERS' DEFICIENCY - COMMON STOCK

The stockholders’ equity of the Company comprises the following classes of capital stock as of March 31, 2014 and June 30, 2013:

The authorized Preferred Stock of the Company consists of 49,000,000 shares with $0.01 par value. As of March 31, 2014, there was no issued and outstanding preferred stock.

The authorized Series A Convertible Preferred Stock of the Company consists of 1,000,000 shares with $0.01 par value. As of March 31, 2014, there was no issued and outstanding Series A Convertible Preferred Stock.

The authorized common stock of the Company consists of 5,000,000,000 shares with $0.001 par value. As of March 31, 2014 and June 30, 2013, there were 2,012,550,000 common shares issued and outstanding.

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

NOTE 6. RELATED PARTY TRANSACTIONS

At March 31, 2014 and June 30, 2013, due to director totaled $49,000. Amounts due to director are unsecured, non-interest bearing and have no specific terms of repayment.

The Company neither owns nor leases any real or personal property. An officer of the corporation provides office services without charge. Management has determined such costs are immaterial to the financial statements and accordingly, have not been reflected therein.

NOTE 7 . WARRANTS AND OPTIONS

On May 21, 2009 (inception), the Company issued 5,000,000 warrants exercisable into 5,000,000 shares of the Company's common stock.

The following is a summary of warrants activity during the nine months ended March 31, 2014:

	Number of Shares	Weighted Average Exercise Price

Balance, July 1, 2013	5,000,000	$0.10

Warrants granted and assumed	—
Warrants expired	(5,000,000)	0.10

Balance, March 31, 2014	—	$—

On January 4, 2014, all the warrants expired.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2014 AND 2013 AND FROM INCEPTION (MAY 21, 2009) TO MARCH 31, 2014

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2014 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2013 AND FROM INCEPTION (MAY 21, 2009) TO MARCH 31, 2014

REVENUES

For the three months ended March 31, 2014 and 2013, we had no revenues. We recorded revenues of $105,000 for the cumulative period from Inception (May 21, 2009) through March 31, 2014.

We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer. The Company has been in the development stage since its formation and has not yet commenced its planned operations.

COSTS OF GOODS SOLD

We did not incur cost of sales for the three month periods ended March 31, 2014 and 2013 and for the cumulative period from Inception (May 21, 2009) through March 31, 2014.

OPERATING COSTS

Administrative expenses were $78 for the three months ended March 31, 2014, compared to $3,703 for the three months ended March 31, 2013, an decrease of $3,625, and professional fees were $11,604 for the three months ended March 31, 2014, compared to $13,304 for the three months ended March 31, 2013, a decrease of $1,700. Professional fees comprise of accounting and other fees to comply with SEC filing requirements. Total operating expenses for the cumulative period from Inception (May 21, 2009) through March 31, 2014 was $109,694,028, including $64,500,000 impairment of licensing rights.

OTHER INCOME (LOSS)

Other income (loss) includes interest expense of $19,766 and $0 for the three months ended March 31, 2014 and 2013, respectively, related to the convertible note issued on February 20, 2014. In addition, the face value of the convertible note was increased by $11,403 on the issue date of February 20, 2014 and was recorded as a loan inducement fees in the statement of operations.

NET LOSS

Our net loss for the three months ended March 31, 2014 and the three months ended March 31, 2013 was $42,851 and $17,007, respectively. Our net losses are primarily attributed to costs for professional fees and financing fees related to the convertible note issued on February 20, 2014. Our net loss for the cumulative period from Inception (May 21, 2009) through March 31, 2014 was $109,620,197.

NINE MONTHS ENDED MARCH 31, 2014 COMPARED WITH THE NINE MONTHS ENDED MARCH 31, 2013

REVENUES

For the nine months ended March 31, 2014 and 2013, we had no revenues.

COSTS OF GOODS SOLD

We did not incur cost of sales for the nine month periods ended March 31, 2014 and 2013 and for the cumulative period from Inception (May 21, 2009) through March 31, 2014.

OPERATING COSTS

Administrative expenses were $273 for the nine months ended March 31, 2014, compared to $15,754 for the nine months ended March 31, 2013, a decrease of $15,481, and professional fees were $33,761 for the nine months ended March 31, 2014, compared to $47,801 for the nine months ended March 31, 2013, a decrease of $14,040. Professional fees comprise of accounting and other fees to comply with SEC filing requirements.

OTHER INCOME (LOSS)

Other income (loss) includes interest expense of $19,766 and $0 for the nine months ended March 31, 2014 and 2013, respectively, related to the convertible note issued on February 20, 2014. In addition, the face value of the convertible note was increased by $11,403 on the issue date of February 20, 2014 and was recorded as inducement fees in the statement of operations.

NET LOSS

Our net loss for the nine months ended March 31, 2014 and the three months ended March 31, 2013 was $65,203 and $63,555, respectively. Our net losses are primarily attributed to costs for professional fees and financing fees related to the convertible note issued on February 20, 2014.

LIQUIDITY

Our financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. As of March 31, 2014, we had cash of $293 and total liabilities of $170,805. Net cash used in operating activities for the nine months ended March 31, 2014 and 2013 was $45,240 and $45,032, respectively. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations. Our cash flow provided by financing activities for the nine months ended March 31, 2014 and 2013 was $44,973 and $43,516, respectively. The Company has an accumulated deficit during the development stage at March 31, 2014 of $109,620,197. The deficit reported at March 31, 2014 is largely a result of operating expenses for professional fees, impairment of licensing rights and stock-based compensation.

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

Going Concern

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have material assets, nor does it have operations or a source of revenue to cover its operating costs and allow it to continue as a going concern. The Company has a deficit accumulated during its development stage at March 31, 2014 and June 30, 2013 of $109,620,197 and $109,554,994, respectively. The Company will be dependent upon the raising of additional capital through placement of its common stock in order to implement its business plan. There can be no assurance that the Company will be successful in this situation.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Articles of Incorporation		10/A#2		3.1	11/5/2009
3.2	Bylaws		10/A #2		3.2	11/5/2009
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101	Interactive Data Files for the Journal of Radiology, Inc. Form 10Q for the period ended March 31, 2014	X

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOURNAL OF RADIOLOGY, INC.

Date: May 14, 2014	By:	/s/ Aaron Shrira
Aaron Shrira President and Director (Principal Executive Officer)

Date: May 14, 2014	By:	/s/ Elana Berman-Shrira Elana Berman-Shrira Treasurer and Director (Principal Accounting and Financial Officer)

