Form 10-K
period 2014-06-30
Journal of Radiology, Inc.
filed 2014-10-06
CIK 1470550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2013: $93,255

As of September 16, 2014 the registrant had 2,012,550,000 outstanding shares of Common Stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our fiscal year 2014 that remain unresolved.

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

Fiscal Year Ending June 30, 2014
Quarter Ended	High $	Low $
June 30, 2014	$0.0003	$0.0001
March 31, 2014	$0.0004	$0.0001
December 31, 2013	$0.0002	$0.0001
September 30, 2013	$0.0003	$0.0001

Fiscal Year Ending June 30, 2013
Quarter Ended	High $	Low $
June 30, 2013	$0.0017	$0.0003
March 31, 2013	$0.0200	$0.0003
December 31, 2012	$0.1750	$0.0161
September 30, 2012	$0.2000	$0.0500

On September 16, 2014, the last sales price per share of our common stock was $0.0001.

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

RESULTS OF OPERATIONS

FISCAL YEAR ENDED JUNE 30, 2014 COMPARED TO THE FISCAL YEAR ENDED JUNE 30, 2013

REVENUES

For the fiscal years ended June 30, 2014 and 2013, we had no revenues. We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer, shareholders and others. The Company has not realized a profit from its planned operations.

COSTS OF GOODS SOLD

We did not incur cost of sales for the fiscal years ended June 30, 2014 and 2013.

OPERATING COSTS

Administrative expenses were $351 for the fiscal year ended June 30, 2014, compared to $15,832 for the fiscal year ended June 30, 2013 and professional fees were $47,857 for the fiscal year ended June 30, 2014, compared to $58,661 for the fiscal year ended June 30, 2013. The decrease in total administration and professional costs is due to changes in accounting, audit, legal and transfer agent costs related to SEC compliance and investor relation expenses.

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

OTHER INCOME (LOSS)

Other income (loss) includes interest expense of $65,888 and $0 for the years ended June 30, 2014 and 2013, respectively, related to the redeemable secured note due shareholder issued on February 20, 2014. In addition, the face value of the redeemable secured note due shareholder was increased by $11,403 on the issue date of February 20, 2014 and was recorded as a loan inducement fees in the statement of operations.

NET LOSS

Our net losses for the year ended June 30, 2014 and 2013 was $125,499 and $354,093, respectively. Our losses decreased in the current year primarily because of a decrease in stock-based compensation expense.

LIQUIDITY

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As of June 30, 2014, we had cash of $215 and total liabilities of $227,398. Our cash flows from operating activities for the fiscal year ended June 30, 2014 resulted in cash used of $52,168. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations. Our cash flow provided by financing activities for the fiscal year ended June 30, 2014 was $51,823 from advances. The Company has an accumulated deficit at June 30, 2014 of $109,680,493. The deficit reported at June 30, 2014 is largely a result of operating expenses for professional fees, shares issued for consulting services and impairment of licensing rights. These conditions led to our auditor reporting substantial doubt about our ability to continue as a going concern.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and related notes are included as part of this report as indexed in the appendix on page F-1 through F-14.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being June 30, 2014. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2014 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of June 30, 2014, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending June 30, 2015: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting identified in connection with the requisite evaluation that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The executive officers and directors of the Company as of September 16, 2014 are as follows:

Name	Age	Position
Aaron Shrira	72	President and Director
Elana Berman-Shrira	64	Secretary, Treasurer and Director

Duties, Responsibilities and Experience

Biographical Information

Aaron Shrira, age 72, has been the President and CEO of the Company since its incorporation. He is also the founder, and has been the CEO since 1983, of Reliable Printing Solutions and its affiliates including Century Computer Products, Inc. These companies, based in Santa Monica, California, market toner and ink jet cartridges and related products and employ approximately 130 people. Prior to 1983 Mr. Shrira owned a construction company that built and operated Gasoline Stations. He began his business career in Real Estate, buying and selling real estate investments. Mr. Shrira received his BS degree in Mechanical Engineering from Indiana Institute of Technology. He is married to Elana Berman-Shrira, the other officer and director of the Company.

Elana Berman-Shrira, age 64, has been the Secretary, Treasurer and CFO of the Company since its incorporation. She has been involved in design, manufacturing and distribution of collectable jewelry for both private and public clientele since 1997. In addition she has been actively involved in consulting others in the purchasing of real estate, and the design and renovation/restoration of properties since 1995. Prior to that, Ms. Berman-Shrira received a B.A. in Sociology from California State University, Northridge and worked as a medical social worker for the County of Los Angeles. Subsequently, she earned a Master's Degree from Antioch University in Clinical Psychology. She is married to Aaron Shrira, the other officer and director of the Company.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary of Cash and Certain Other Compensation

The following table provides certain summary information concerning the compensation earned by the named executive officers for the fiscal years ended June 30, 2014 and 2013, for services rendered in all capacities to Journal of Radiology, Inc.:

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Aaron Shrira, President and Director	2014	$-	$ -	$ -	$ -	$-	$ -	$ -	$ -
	2013	$-	$ -	$ -	$ -	$-	$ -	$ -	$ -

Elana Berman-Shrira, Secretary, Treasurer and Director	2014	$-	$ -	$ -	$ -	$-	$ -	$ -	$ -
	2013	$-	$ -	$ -	$ -	$-	$ -	$ -	$ -

Director Compensation

The following table provides compensation summary concerning the compensation earned by the named directors for the years ended June 30, 2014 and 2013.

Name	Year	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Aaron Shrira, Director	2014	$-	$ -	$ -	$ -	$ -	$ -	$-
	2013	$-	$ -	$ -	$ -	$ -	$ -	$-

Elana Berman-Shrira, Director	2014	$-	$ -	$ -	$ -	$ -	$ -	$-
	2013	$-	$ -	$ -	$ -	$ -	$ -	$-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of September 16, 2014, information about the beneficial ownership of our capital stock with respect to each person known by Journal of Radiology, Inc. to own beneficially more than 5% of the outstanding capital stock, each director and officer, and all directors and officers as a group.

	Number of Shares Beneficially Owned		Percentage of Class(2)
Name and Address(1)		Class
Aaron Shrira(3)	180,000,000	Common	8.9%
President and Director
Elana Berman-Shrira(3)	-	Common	*
Nadav Elituv (4)	900,000,000	Common	44.7%
All directors and executive officers (2 persons)	1,080,000,000	Common	53.6%
*Denotes less than 1%

1)     Unless noted otherwise, the address for all persons listed is c/o the Company at 2230 Michigan Avenue,

Santa Monica, California 90404.

2)    The above percentages are based on 2,012,550,000 shares of common stock outstanding as September 16, 2014.

3)   Elana Berman-Shrira may be considered the beneficial owner of 180,000,000 shares owned by her husband Aaron Shrira.

4)	Represents 900,000,000 shares held by a wholly owned corporation, Imagin8. Address: 53 Theddore PL, Thornhill, Ontario, Canada L4J 8E4

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by the Company's auditors for the professional services rendered in connection with the audit of the Company's annual financial statements, review of our Form 10 and reviews of the financial statements included in the Company's Forms 10-Qs and Form 10-Ks for fiscal 2014 and 2013 were approximately $16,730 and $13,000, respectively.

Audit-Related Fees

None.

Tax Fees

None.

All Other Fees

None

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

JOURNAL OF RADIOLOGY, INC.

Date: October 6, 2014	By:	/s/ Aaron Shrira
Aaron Shrira President and Director (Principal Executive Officer)

Date: October 6, 2014	By:	/s/ Elana Berman-Shrira Elana Berman-Shrira Treasurer and Director (Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 6, 2014	By:	/s/ Aaron Shrira
Aaron Shrira President and Director (Principal Executive Officer)

Date: October 6, 2014	By:	/s/ Elana Berman-Shrira Elana Berman-Shrira Treasurer and Director (Principal Accounting and Financial Officer)
18

JOURNAL OF RADIOLOGY, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Journal of Radiology, Inc.,

We have audited the accompanying balance sheet of Journal of Radiology, Inc. (the “Company”) as of June 30, 2014 and the related statements of operations, stockholders’ deficit and cash flows for the year then ended. Journal of Radiology, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Journal of Radiology, Inc. as of June 30, 2014 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a shareholders’ deficiency and has experienced recurring operating losses and negative operating cash flows since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

/s/ Weinberg and Company, P.A

Los Angeles, California

October 6, 2014

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

/s/ De Joya Griffith, LLC

Henderson, Nevada

October 08, 2013

JOURNAL OF RADIOLOGY, INC.

BALANCE SHEETS

	As of June 30, 2014	As of June 30, 2013
Assets
Current assets
Cash	$215	$560
Prepaid expense	1,375	—
Total assets	$1,590	$560
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$97,601	$100,186
Advances due shareholder	14,909	19,683
Due to director	49,000	49,000
Total current liabilities	161,510	168,869

Redeemable secured note payable due shareholder, net of debt discount of $13,093	65,888	—
Commitments and contingencies Stockholders’ Deficit:
Preferred stock; par value $0.01; 49,000,000 shares authorized, no shares issued or outstanding	—	—
Series A Convertible Preferred Stock; par value $0.01; 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock; par value $0.001; 5,000,000,000 shares authorized, 2,012,550,000 shares issued and outstanding	2,012,550	2,012,550
Additional paid-in capital	107,442,135	107,374,135
Accumulated deficit	(109,680,493)	(109,554,994)
Total stockholders’ deficit	(225,808)	(168,309)

Total liabilities and stockholders' deficit	$1,590	$560

The accompanying notes are an integral part of these financial statements.

JOURNAL OF RADIOLOGY, INC.

STATEMENTS OF OPERATIONS

	Year ended June 30, 2014	Year ended June 30, 2013

Revenue	$—	$—

Operating costs:
Professional fees	47,857	58,661
Administrative expenses	351	15,832
Stock based compensation for services	—	279,600
Loss from operations	(48,208)	(354,093)

Other expenses:
Interest expense	(65,888)	—
Loan inducement fee	(11,403)	—
	(77,291)	—
Net loss	$(125,499)	$(354,093)

Net loss per common share-basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	2,012,550,000	1,805,876,027

The accompanying notes are an integral part of these financial statements.

JOURNAL OF RADIOLOGY, INC.

STATEMENT OF STOCKHOLDERS' DEFICIT
YEARS ENDED JUNE 30, 2014 AND 2013

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance July 1, 2012	1,781,550,000	$1,781,550	$107,325,535	$(109,200,901)	$(93,816)
Fair value of common stock issued for consulting services	354,000,000	354,000	(74,400)	—	279,600
Cancellation of common stock	(123,000,000)	(123,000)	123,000	—	—
Net loss	—	—	—	(354,093)	(354,093)
Balance June 30, 2013	2,012,550,000	2,012,550	107,374,135	(109,554,994)	(168,309)

Beneficial conversion feature	—	—	68,000		68,000
Net loss	—	—	—	(125,499)	(125,499)
Balance June 30, 2014	2,012,550,000	$2,012,550	$107,442,135	$(109,680,493)	$(225,808)

The accompanying notes are an integral part of these financial statements.

JOURNAL OF RADIOLOGY, INC.

STATEMENTS OF CASH FLOWS

	For the Year Ended June 30, 2014	For the Year Ended June 30, 2013
Cash Flows from Operating Activities
Net loss	$(125,499)	$(354,093)
Adjustments to reconcile net loss to net cash used in operating activities and liabilities:
Accrued interest expense	10,981	—
Amortization of debt discount	54,907	—
Loan inducement fee	11,403	—
Shares issued for services	—	279,600
Changes in operating assets and liabilities:
Accounts receivable	—	11,307
Prepaid expenses	(1,375)	—
Accounts payable and accrued expenses	(2,585)	11,186
Net cash used in operating activities	(52,168)	(52,000)

Cash Flows from Financing Activities:
Advances from shareholder	51,823	49,406
Net cash provided by financing activities	51,823	49,406

Net change in cash	(345)	(2,594)
Cash beginning of year	560	3,154
Cash end of year	$215	$560

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for:
Interest paid	$—	$—
Income tax paid	$—	$—

Shares issued for purchase of licensing rights	$—	$46,693
Exchange of advances from shareholder for redeemable secured note payable due shareholder with beneficial conversion feature	$68,000	$—

The accompanying notes are an integral part of these financial statements.

JOURNAL OF RADIOLOGY, INC.

Notes to Financial Statements

June 30, 2014 and 2013

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

As the Company’s has not yet commenced any revenue-generating operations, does not have any cash flows from operations, and is dependent on debt and equity funding to finance its operations, the Company is considered a development stage company.

In June 2014, as discussed in Note, 2, the Financial Accounting Standards Board issued new guidance that removed all incremental financial reporting requirements from generally accepted accounting principles in the United States for development stage entities. The Company early adopted this new guidance effective June 30, 2014, as a result of which all inception-to-date financial information and disclosures have been omitted from this report.

GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a shareholders’ deficiency and has experienced recurring operating losses and negative operating cash flows since inception. As reflected in the accompanying financial statements, the Company had a net loss of $125,499 and negative cash flow from operations of $52,168 for the year ended June 30, 2014, and had a stockholders’ deficit $225,808 at June 30, 2014. Currently, the Company does not have significant cash or other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The more significant estimates and assumptions by management include, among others, the fair value of shares of common stock issued for services.

CASH AND CASH EQUIVALENTS

Investments with original maturity of three months or less are considered to be cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At June 30, 2014 and June 30, 2013, the balance did not exceed the federally insured limit.

INCOME TAXES

The Company follows the asset and liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized as income (loss) in the period that includes the enactment date.

BASIC AND DILUTED LOSS PER SHARE

The Company computes loss per share in accordance with ASC Topic 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of outstanding common shares during the period. Diluted loss per share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Diluted loss per share excludes all potential common shares if their effect is anti-dilutive.

As of June 30, 2014, the Company had no potential common shares that would have a dilutive effect and accordingly the calculations of basic loss and diluted loss per share are the same. A redeemable secured note payable due shareholder redeemable into 789,810,000 shares of common stock has been excluded from the calculation at June 30, 2014 as the effect would have been anti-dilutive.

STOCK-BASED COMPENSATION

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by the FASB whereas the value of the award is measured on the date of grant and recognized over the vesting period. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the FASB whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The estimated fair value of certain financial instruments, including cash and cash equivalents and accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments. The recorded value of the redeemable secured note payable due shareholder approximates its fair value based upon its effective interest rate.

RECENT ACCOUNTING PRONOUNCEMENTS

On June 10, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-10 (ASU 2014-10), Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. ASU 2014-10 eliminates the requirement to present inception-to-date information about income statement line items, cash flows, and equity transactions, and clarifies how entities should disclosure the risks and uncertainties related to their activities. ASU 2014-10 also eliminates an exception provided to development stage entities in Consolidations (ASC Topic 810) for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The presentation and disclosure requirements in Topic 915 will no longer be required for interim and annual reporting periods beginning after December 15, 2014, and the revised consolidation standards will take effect in annual periods beginning after December 15, 2015. Early adoption is permitted. The Company adopted the provisions of ASU 2014-10 effective for its financial statements for the annual period ended June 30, 2014, and accordingly, is no longer presenting the inception-to-date financial information and disclosures formerly required.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15 (ASU 2014-15), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 3. ADVANCES

At June 30, 2013, advances from a shareholder totaled $19,683. During the year ended June 30, 2014, the shareholder advanced an additional $51,823 to the Company. The advances are non-interest bearing, unsecured, and have no specific terms of repayment. On February 20, 2014, $56,597 of advances were exchanged for a secured redeemable note payable due shareholder (see Note 4). As of June 30, 2014, the advances due the shareholder were $14,909.

NOTE 4. REDEEMABLE SECURED NOTE PAYABLE DUE SHAREHOLDER

On February 20, 2014, the Company agreed to exchange advances due to a shareholder aggregating $56,597 (see Note 3), for a redeemable secured note payable due shareholder of $56,597. Also in accordance with the terms of the agreement, the redeemable secured note due shareholder was increased from $56,597 to $68,000, and the difference of $11,403 was recorded as a loan inducement fee. The note bears interest at 20% per annum, and is secured by all the assets of the Company. The note was originally due August 1, 2014 and has been was extended to August 1, 2015.

The Company may prepay the note in readily available funds at anytime prior to the maturity date. The Company has the right to redeem the note into shares of the Company’s common stock at any time prior to the maturity date at a fixed price of $0.0001 per common stock. On February 20, 2014, the closing price of the Company’s common shares was $0.0003. As a result the Company recognized a beneficial conversion feature related to the difference between the redemption price and closing price of the Company’s common stock of $68,000, which is treated as a note discount and being amortized over the initial term of the note from February 20, 2014 to August 1, 2014. During the year ended June 30, 2014, $54,907 of discount amortization is included in interest expense and at June 30, 2014, the unamortized balance of the discount is $13,903. During the year ended June 30, 2013, there was no discount amortization.

At June 30, 2014, the note principal of $68,000 plus accrued interest of $10,981 is due and payable, which are redeemable into 789,810,000 shares of common stock.

NOTE 5. STOCKHOLDERS' EQUITY

During the year ended June 30, 2013, the Company issued 354,000,000 shares of common stock for consulting services valued in aggregate at $279,600 or an average of $0.00079 per share.

On March 1, 2013, the Company received for no consideration 123,000,000 shares of its common stock for cancellation and the shares were cancelled.

NOTE 6. RELATED PARTY TRANSACTIONS

As of June 30, 2014 and 2013, the Company owed the President and Director of the Company $49,000 and $49,000, respectively for payment of expenses. The advance is non-interest bearing, unsecured, and due on demand.

The President and Director of the Company provides office space and office services to the Company without rent or charge. Management has determined that such costs are immaterial to the financial statements and accordingly, have not been reflected therein.

NOTE 7. WARRANTS AND OPTIONS

On May 21, 2009, the Company issued 5,000,000 warrants exercisable into 5,000,000 shares of the Company's common stock. The warrants were convertible into shares of common stock at exercise prices ranging from $0.033 to $0.167 per share, and all warrants expired January 4, 2014.

The following is a summary of warrants activity during the years ended June 30, 2014 and 2013:

	Number of Shares	Weighted Average Exercise Price
Balance, July 1, 2012	5,000,000	$0.10

Warrants granted and assumed	0
Warrants expired	0

Balance, June 30, 2013	5,000,000	0.10

Warrants granted and assumed	0
Warrants expired	(5,000,000)	(0.10)

Balance, June 30, 2014	0	$0.00

NOTE 8. INCOME TAXES

Income taxes differ from the amount that would be computed by applying the Federal statutory income tax rates of 34% as follows:

	2014	2013
Provision for income taxes:
Net loss	$(125,999)	$(354,093)
Adjustments:
Stock issued for consulting services	—	279,600
Tax loss	(125,999)	(74,493)
Federal statutory income tax rate	34%	34%
	42,840	25,328
Change in valuation allowance	(42,840)	(25,328)
	$—	$—

 Deferred tax assets and liabilities consist of the following as of June 30:

	2014	2013
Deferred tax assets:
Net operating loss carry forwards	$102,475	$59,635
Less valuation allowance	(102,475)	(59,635)
Net deferred tax asset	$—	$—

The tax years 2009 through 2014 remain open to examination by the major taxing jurisdictions in which the Company operates. The Company expects no material changes to unrecognized tax positions within the next twelve months.

