Form 10-Q
period 2014-09-30
Journal of Radiology, Inc.
filed 2014-11-19
CIK 1470550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of November 18, 2014, the registrant had 2,012,550,000 outstanding shares of Common Stock.

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

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited financial statements included herein have been prepared by Journal of Radiology, Inc. (the “Company”). In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. It is suggested that these financial statements and notes to the financial statements be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

JOURNAL OF RADIOLOGY, INC.
CONDENSED BALANCE SHEETS

	As of	As of
	September 30,	June 30,
	2014	2014
Assets	(Unaudited)
Cash	$137	$215
Prepaid expense	1,375	1,375
Total assets	$1,512	$1,590

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued liabilities	$110,854	$97,601
Advances due shareholder	13,259	14,909
Due to director	49,000	49,000
Total Current Liabilities	173,113	161,510

Redeemable secured note payable due to shareholder, net of debt discount of $0 and $13,093, respectively	84,283	65,888

Commitments and contingencies

Stockholders' Deficit:
Preferred stock; par value $0.01; 49,000,000 shares authorized, no shares issued and outstanding	—	—
Series A Convertible Preferred Stock; par value $0.01; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock; par value $0.001; 5,000,000,000 shares authorized, 2,012,550,000 issued and outstanding	2,012,550	2,012,550
Additional paid-in capital	107,442,135	107,442,135
Accumulated deficit	(109,710,569)	(109,680,493)
Total stockholders' deficit	(255,884)	(225,808)
Total liabilities and stockholders’ deficit	$1,512	$1,590

The accompanying notes are an integral part of these condensed financial statements.

JOURNAL OF RADIOLOGY, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30, 2014	For the Three Months Ended September 30, 2013

Revenue	$—	$—

Operating costs:
Administrative expenses	78	111
Professional fees	11,603	9,911
Total operating costs	11,681	10,022

Other income (expense)
Interest	(18,395)	—

Net loss	$(30,076)	$(10,022)

Net loss per share-basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding-basic and diluted	2,012,550,000	2,012,550,000

The accompanying notes are an integral part of these condensed financial statements.

7

JOURNAL OF RADIOLOGY, INC.

CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT

(Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance July 1, 2014	2,012,550,000	$2,012,550	$107,442,135	$(109,680,493)	$(225,808)
Net loss	—	—	—	(30,076)	(30,076)
Balance September 30, 2014	2,012,550,000	$2,012,550	$107,442,135	$(109,710,569)	$(255,884)

The accompanying notes are an integral part of these condensed financial statements.

JOURNAL OF RADIOLOGY, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three months	For the Three months
	Ended	Ended
	September 30,	September 30,
	2014	2013
Cash Flows from Operating Activities
Net loss	$(30,076)	$(10,022)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	13,093	—
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	11,603	(3,951)
Accrued interest on redeemable secured note payable	5,302	—
Net cash used in operating activities	(78)	(13,973)

Cash Flows from Financing Activities
Advances form shareholder	—	13,862
Net cash provided by financing activities	—	13,862

Decrease in cash	(78)	(111)
Cash, beginning of period	215	560
Cash, end of period	$137	$449

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of advances from shareholder to accounts payable and accrued liabilities	$1,650	$—
The accompanying notes are an integral part of these condensed financial statements.
9

JOURNAL OF RADIOLOGY, INC.

Notes to Financial Statements

September 30, 2014 AND 2013

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

Basis of presentation

The accompanying condensed financial statements are unaudited. These unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited interim condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014 filed with the SEC. The condensed balance sheet as of June 30, 2014 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

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

Going concern

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a shareholders’ deficit and has experienced recurring operating losses and negative operating cash flows since inception. As reflected in the accompanying financial statements, the Company had a net loss of $30,076 for the three months September 30, 2014, and had a working capital deficiency of $171,601 and a stockholders’ deficit of $255,884 at September 30, 2014. Currently, the Company does not have significant cash or other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Primarily as a result of our recurring losses and our lack of liquidity, we have received a report from our independent registered public accounting firm for our financial statements for the year ended June 30, 2014 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern.

Management plans to seek a strategic partner to assist in the development of the journal business, or a merger or acquisition partner with the resources to take the Company in a new direction and bring greater value to its areholders. Management has yet to identify any of these and there is no guarantee that the Company will be able to identify such opportunities in the future.

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

BASIC AND DILUTED LOSS PER SHARE

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

As of September 30, 2014, the Company had no potential common shares that would have a dilutive effect and accordingly the calculations of basic loss and diluted loss per share are the same. A redeemable secured note payable due shareholder redeemable into 842,830,000 shares of common stock has been excluded from the calculation at September 30, 2014 as the effect would have been anti-dilutive.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management is currently assessing the impact the adoption of ASU 2014-09 and has not determined the effect of the standard on our ongoing financial reporting.

In April 2014, the FASB issued Accounting Standards Update No. 2014-08 (ASU 2014-08), Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360). ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations. This new accounting guidance is effective for annual periods beginning after December 15, 2014. The Company is currently evaluating the impact of adopting ASU 2014-08 on the Company's results of operations or financial condition.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15 (ASU 2014-15), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact the adopting ASU 2014-15 on the Company’s financial statement presentation and disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 3. ADVANCES DUE SHAREHOLDER

Advances due shareholder are non-interest bearing, unsecured, and have no specific terms of repayment.

NOTE 4. REDEEMABLE SECURED NOTE PAYABLE DUE SHAREHOLDER

On February 20, 2014, the Company agreed to exchange advances due to a shareholder for a redeemable secured note payable for $68,000. The note bears interest at 20% per annum, and is secured by all the assets of the Company. The note was originally due August 1, 2014 and has been was extended to August 1, 2015. On February 20, 2014, the Company recognized a note discount of $68,000 related to a beneficial conversion feature which was amortized over the initial term of the note from February 20, 2014 to August 1, 2014. During the three months ended September 30, 2014, $13,093 of discount amortization is included in interest expense. At September 30, 2014, there was no unamortized balance of note discount. At June 30, 2014, the unamortized balance of the discount was $13,093.

The Company may prepay the note in readily available funds at any time prior to the maturity date. The Company has the right to redeem the note into shares of the Company’s common stock at any time prior to the maturity date at a fixed price of $0.0001 per common stock. At September 30, 2014, the face amount of the note plus accrued interest was $84,283 and is redeemable into 842,830,000 shares of common stock.

NOTE 5. RELATED PARTY TRANSACTIONS

As of September 30, 2014 and June 30, 2014, the Company owed the President and Director of the Company $49,000 and $49,000, respectively for payment of expenses. The advance is non-interest bearing, unsecured, and due on demand.

The President and Director of the Company provides office space and office services to the Company without rent or charge. Management has determined that such costs are immaterial to the financial statements and accordingly, have not been reflected therein

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2013

REVENUES

For the three months ended September 30, 2014 and 2013, we had no revenues. We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer, shareholders and others. The Company has not realized a profit from its planned operations.

COSTS OF GOODS SOLD

We did not incur cost of sales for the three months ended September 30, 2014 and 2013.

OPERATING COSTS

Administrative expenses were $78 for the three months ended September 30, 2014, compared to $111 for the three months ended September 30, 2013 and professional fees were $11,603 for the three months ended September 30, 2014, compared to $9,911 for the three months ended September 30, 2013. The increase in total administration and professional costs is due to changes in accounting, audit, legal and transfer agent costs related to SEC compliance and investor relation expenses.

OTHER INCOME (LOSS)

Other income (loss) includes interest expense of $18,395 and $0 for the three months ended September 30, 2014 and 2013, respectively, related to the redeemable secured note due shareholder issued on February 20, 2014 and renewed for one year on August 1, 2014.

NET LOSS

Our net losses for the three months September 30, 2014 and 2013 were $30,076 and $10,022, respectively. Our losses increased in the current year primarily because of an interest expense related to the redeemable secured note due shareholder.

LIQUIDITY

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As of September 30, 2014, we had cash of $137 and total liabilities of $257,396. Our cash flows from operating activities for the three months ended September 30, 2014 resulted in cash used of $78. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations. Our cash flow used by financing activities for the three months ended September 30, 2014 was $0. The Company has a working capital deficiency of $171,601 and a shareholders’ deficit of $255,884 at September 30, 2014.

Primarily as a result of our recurring losses and our lack of liquidity, we have received a report from our independent registered public accounting firm for our financial statements for the year ended June 30, 2014 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern.

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

Going Concern

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a shareholders’ deficit and has experienced recurring operating losses and negative operating cash flows since inception. As reflected in the accompanying financial statements, the Company had a net loss of $30,076 for the three months September 30, 2014, and had a working capital deficiency of $171,601 and a shareholder’s deficit of $255,884 at September 30, 2014. Currently, the Company does not have significant cash or other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Primarily as a result of our recurring losses and our lack of liquidity, we have received a report from our independent registered public accounting firm for our financial statements for the year ended June 30, 2014 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern.

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

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending June 30, 2015, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Articles of Incorporation		10/A#2		3.1	11/5/2009
3.2	Bylaws		10/A #2		3.2	11/5/2009
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101	Interactive Data Files for the Journal of Radiology, Inc. Form 10Q for the period ended September 30, 2014	X

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOURNAL OF RADIOLOGY, INC.

Date: November 18, 2014	By:	/s/ Aaron Shrira
Aaron Shrira President and Director (Principal Executive Officer)

Date: November 18, 2014	By:	/s/ Elana Berman-Shrira Elana Berman-Shrira Treasurer and Director (Principal Accounting and Financial Officer)

