Form 10-Q
period 2014-12-31
STAR CENTURY PANDAHO Corp
filed 2015-02-13
CIK 1470550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-53780

STAR CENTURY PANDAHO CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	27-0491634
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8250 w. Charleston Blvd. Suite 110 Las Vegas, Nevada	89117
(Address of Principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code.	(702) 628-8989

Journal of Radiology, Inc

(Former name and former address, if changed since last Report)

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

As of February 11, 2015, the registrant had 402,510 outstanding shares of Common Stock.

2

STAR CENTURY PANDAHO CORPORATION

(formerly Journal of Radiology, Inc.)

Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of this Quarterly Report on Form 10-Q, including any projections of earnings, revenue or other financial items, any statements regarding the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, any statements regarding expected benefits from any transactions and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risk and uncertainties, including, but not limited to, the risk factors set forth in “Part II, Item 1A – Risk Factors” below and for the reasons described elsewhere in this Quarterly Report on Form 10-Q. All forward looking statements and reasons why results may differ included in this report are made as of the date hereof and we do not intend to update any forward-looking statements except as required by law or applicable regulations. Except where the context otherwise requires, in this Quarterly Report on Form 10-Q, the “Company,” “Star Century Pandaho Corporation,” “we,” “us” and “our” refer to Star Century Pandaho Corporation, a Nevada corporation.

4

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STAR CENTURY PANDAHO CORPORATION (formerly Journal of Radiology, Inc.)
CONDENSED BALANCE SHEETS

	As of	As of
	December 31,	June 30,
	2014	2014
Assets	(Unaudited)
Cash	$59	$215
Prepaid expense	—	1,375
Total assets	$59	$1,590

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued liabilities	$104,294	$97,601
Advances due shareholder	30,390	14,909
Due to former director	49,000	49,000
Total Current Liabilities	183,684	161,510

Redeemable secured note payable due to shareholder, net of debt discount of $0 and $13,093, respectively	88,397	65,888

Commitments and contingencies

Stockholders' Deficit:
Preferred stock; par value $0.01; 49,000,000 shares authorized, no shares issued and outstanding	—	—
Series A Convertible Preferred Stock; par value $0.01; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock; par value $0.001; 150,000,000 shares authorized, 402,510 shares issued and outstanding	403	403
Additional paid-in capital	109,454,282	109,454,282
Accumulated deficit	(109,726,707)	(109,680,493)
Total stockholders' deficit	(272,022)	(225,808)
Total liabilities and stockholders’ deficit	$59	$1,590

The accompanying notes are an integral part of these condensed financial statements.

STAR CENTURY PANDAHO CORPORATION

(formerly Journal of Radiology, Inc.)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended December 31, 2014	For the Three Months Ended December 31, 2013	For the Six Months Ended December 31, 2014	For the Six Months Ended December 31, 2013

Revenue	$—	$—	$—	$—
Operating costs:
Administrative expenses	78	84	156	195
Professional fees	11,946	12,246	23,549	22,157
Total operating loss	(12,024)	(12,330)	(23,705)	(22,352)

Other expense
Interest	(4,114)	—	(22,509)	—

Net loss	$(16,138)	$(12,330)	$(46,214)	$(22,352)

Net loss per share-basic and diluted	$(0.04)	$(0.03)	$(0.11)	$(0.06)

Weighted average shares outstanding-basic and diluted	402,510	402,510	402,510	402,510

The accompanying notes are an integral part of these condensed financial statements.

STAR CENTURY PANDAHO CORPORATION

(formerly Journal of Radiology, Inc.)

CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT

(Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance July 1, 2014	402,510	$403	$109,454,282	$(109,680,493)	$(225,808)
Net loss	—	—	—	(46,214)	(46,214)
Balance December 31, 2014	402,510	$403	$109,454,282	$(109,726,707)	$(272,022)

The accompanying notes are an integral part of these condensed financial statements.

STAR CENTURY PANDAHO CORPORATION (formerly Journal of Radiology, Inc.)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months	For the Six Months
	Ended	Ended
	December 31,	December 31,
	2014	2013
Cash Flows from Operating Activities
Net loss	$(46,214)	$(22,352)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	13,093	—
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	6,693	(2,305)
Prepaid expenses	1,375
Accrued interest on redeemable secured note payable	9,416	—
Net cash used in operating activities	(15,637)	(24,657)

Cash Flows from Financing Activities
Advances form shareholder	15,481	24,468
Net cash provided by financing activities	15,481	24,468

Decrease in cash	(156)	(189)
Cash, beginning of period	215	560
Cash, end of period	$59	$371

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—
The accompanying notes are an integral part of these financial statements.
9

STAR CENTURY PANDAHO CORPORATION

(formerly Journal of Radiology, Inc.)

Notes to Financial Statements

December 31, 2014 and 2013

(Unaudited)

NOTE 1. NATURE AND BACKGROUND OF BUSINESS

Star Century Pandaho Corporation (formerly Journal of Radiology, Inc.) ("the Company" or "the Issuer") was organized under the laws of the State of Nevada on May 21, 2009. The Company was established as part of the Chapter 11 reorganization of AP Corporate Services, Inc. ("AP").

On January 8, 2015, two shareholders of the Company agreed to sell an aggregate of 216,000 shares of the Company’s common stock, representing 53.66% of total outstanding shares, to Star Century Entertainment, Inc., an unrelated third party, and the Company experienced a change in control. In conjunction with the change in control, three individuals were elected to be the Company’s management, and the Company’s former Chief Executive Officer resigned. Effective January 16, 2015, the Company’s Board of Directors and the majority shareholder amended the Company’s Articles of Incorporation to (i) change the name of the Company to Star Century Pandaho Corporation (ii) effect a 1-for-5,000 reverse common stock split and (iii) decrease the Company’s authorized common stock to 150,000,000 shares, par value $0.001. All common stock share and per-share amounts for all periods presented in these financial statements have been adjusted retroactively to reflect the reverse stock split.

The Company’s previous majority shareholders had planned to set up a strategic partner to assist in the development of the journal business, or seek a merger partner. Commensurate with the shareholder transactions on January 8, 2015, the Company’s headquarters were relocated to Las Vegas, NV and its planned operations are to be located in Beijing, China. Planned operations include the development of Pandaho (Panda) brand with the goal of licensing or production of toys and other novelties using the brand.

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

Going concern

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a shareholders’ deficit and has experienced recurring operating losses and negative operating cash flows since inception. As reflected in the accompanying financial statements, the Company had a net loss of $46,214 for the six months December 31, 2014, and had a working capital deficiency of $183,625 and stockholders’ deficit of $272,022 at December 31, 2014. Currently, the Company does not have significant cash or other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

The Company has not yet determined the amount of cash that will be necessary to fund its planned operations in China.

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

The inability to obtain financing or generate sufficient cash from operations could require us to reduce or eliminate expenditures or otherwise curtail or discontinue our operations, which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, to the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders. If we raise additional funds through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of our common stock and the terms of such debt could impose restrictions on our operations. Regardless of whether our cash assets prove to be inadequate to meet our operational needs, we may seek to compensate providers of services by issuing stock in lieu of cash, which may also result in dilution to existing stockholders.

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

As of December 31, 2014, the Company had no potential common shares that would have a dilutive effect and accordingly the calculations of basic loss and diluted loss per share are the same. A redeemable secured note payable due to a shareholder that is redeemable into 176,794 shares of common stock has been excluded from the calculation at December 31, 2014 as the effect would have been anti-dilutive.

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

NOTE 4. REDEEMABLE SECURED NOTE PAYABLE DUE SHAREHOLDER

On February 20, 2014, the Company agreed to exchange advances due to a shareholder for a redeemable secured note payable for $68,000. The note bears interest at 20% per annum, and is secured by all the assets of the Company. The note was originally due August 1, 2014 and has been was extended to August 1, 2015. On February 20, 2014, the Company recognized a note discount of $68,000 related to a beneficial conversion feature which was amortized over the initial term of the note from February 20, 2014 to August 1, 2014. During the six months ended December 31, 2014, $13,093 of discount amortization is included in interest expense. At December 31, 2014, there was no unamortized balance of note discount. At June 30, 2014, the unamortized balance of the discount was $13,093.

The Company may prepay the note in readily available funds at any time prior to the maturity date. The Company has the right to redeem the note into shares of the Company’s common stock at any time prior to the maturity date at a fixed price of $0.50 per common stock. At December 31, 2014, the face amount of the note plus accrued interest was $88,397 and is redeemable into 176,794 shares of common stock.

NOTE 5. RELATED PARTY TRANSACTIONS

As of December 31, 2014 and June 30, 2014, the Company owed the former President and Director of the Company $49,000 and $49,000, respectively for payment of expenses. The advance is non-interest bearing, unsecured, and due on demand.

The former President and Director of the Company provided office space and office services to the Company without rent or charge up through January 8, 2015. Management has determined that such costs are immaterial to the financial statements and accordingly, have not been reflected therein

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2014 AND 2013

Company Overview

Star Century Pandaho Corporation (formerly Journal of Radiology, Inc.) (“SCPH” or "the Company") was organized under the laws of the State of Nevada on May 21, 2009. The Company was established as part of the Chapter 11 reorganization of AP Corporate Services, Inc. ("AP"). Under AP's Plan of Reorganization, as confirmed by the U.S. Bankruptcy Court for the Central District of California, the Company was organized to own and develop a professional journal devoted to radiology.

On January 8, 2015, two shareholders of the Company agreed to sell an aggregate of 216,000 shares of the Company’s common stock, representing 53.66% of total outstanding shares, to Start Century Entertainment, Inc., an unrelated third party, and the Company experienced a change in control. In conjunction with the change in control, three individuals were elected to be the Company’s management, and the Company’s former Chief Executive Officer resigned. Effective January 16, 2015, the Company’s Board of Directors and the majority shareholder amended the Company’s Articles of Incorporation to (i) change the name of the Company to Star Century Pandaho Corporation (ii) effect a 1-for-5,000 reverse common stock split and (iii) decrease the Company’s authorized common stock to 150,000,000 shares, par value $0.001.

The Company’s previous majority shareholders had planned to set up a strategic partner to assist in the development of the journal business, or seek a merger partner. Commensurate with the shareholder transactions on January 8, 2015, the Company’s headquarters were relocated to Las Vegas, NV and its planned operations are to be located in Beijing, China. Planned operations include the development of Pandaho (Panda) brand with the goal of licensing or production of toys and other novelties using the brand. Our services will be offered throughout China, Asia-Pacific countries, and the United States. SCPH’s business model includes celebrity and fan value management through the establishment of official and professional fan clubs for the celebrities which the fan clubs will be engaging in event management, philanthropy event, talent show, music festival, music, movie productions. In addition, operations will include Pandaho (Panda) themed areas which include branding, toys, art, culture, services, charity related, entertainment and e-commerce. We believe in building a trusted brand in the industry that creates high-quality economy value of celebrities.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2014 COMPARED WITH THE THREE MONTHS ENDED DECEMBER 31, 2013

REVENUES

For the three months ended December 31, 2014 and 2013, we had no revenues. We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer, shareholders and others. The Company has not realized a profit from its planned operations.

COSTS OF GOODS SOLD

We did not incur cost of sales for the three months ended December 31, 2014 and 2013.

OPERATING COSTS

Administrative expenses were $78 for the three months ended December 31, 2014, compared to $84 for the three months ended December 31, 2013 and professional fees were $11,946 for the three months ended December 31, 2014, compared to $12,246 for the three months ended December 31, 2013. The decrease in total administration and professional costs is due to changes in accounting, audit, legal and transfer agent costs related to SEC compliance and investor relation expenses.

OTHER INCOME (LOSS)

Other income (loss) includes interest expense of $4,114 for the three months ended December 31, 2014 and $0 for the three months ended December 31,2013, respectively, related to the redeemable secured note due shareholder issued on February 20, 2014 and renewed for one year on August 1, 2014.

NET LOSS

Our net losses for the three months ended December 31, 2014 and 2013 were $16,138 and $12,330, respectively. Our losses increased in the current year primarily because of an interest expense related to the redeemable secured note due shareholder.

RESULTS OF OPERATIONS

SIX MONTHS ENDED DECEMBER 31, 2014 COMPARED WITH THE SIX MONTHS ENDED DECEMBER 31, 2013

REVENUES

For the six months ended December 31, 2014 and 2013, we had no revenues. We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer, shareholders and others. The Company has not realized a profit from its planned operations.

COSTS OF GOODS SOLD

We did not incur cost of sales for the six months ended December 31, 2014 and 2013.

OPERATING COSTS

Administrative expenses were $156 for the six months ended December 31, 2014, compared to $195 for the six months ended December 31, 2013 and professional fees were $23,549 for the six months ended December 31, 2014, compared to $22,157 for the six months ended December 31, 2013. The increase in total administration and professional costs is due to changes in accounting, audit, legal and transfer agent costs related to SEC compliance and investor relation expenses.

OTHER INCOME (LOSS)

Other income (loss) includes interest expense of $22,509 and $0 for the six months ended December 31, 2014 and 2013, respectively, related to the redeemable secured note due shareholder issued on February 20, 2014 and renewed for one year on August 1, 2014.

NET LOSS

Our net losses for the six months December 31, 2014 and 2013 were $46,214 and $22,352, respectively. Our losses increased in the current year primarily because of an interest expense related to the redeemable secured note due shareholder.

LIQUIDITY

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As of December 31, 2014, we had cash of $59 and total liabilities of $272,081. Our cash flows from operating activities for the six months ended December 31, 2014 resulted in cash used of $15,637. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations. Our cash flow provided by financing activities for the six months ended December 31, 2014 was $15,481. The Company has a working capital deficiency of $183,625 and a shareholders deficit of $272,022 at December 31, 2014. Primarily as a result of our recurring losses and our lack of liquidity, we have received a report from our independent registered public accounting firm for our financial statements for the year ended June 30, 2014 that included an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern.

Over the next 12 months we expect to expend approximately $50,000 in cash for legal, accounting and related services. Cash used for other expenditures is expected to be minimal. We hope to be able to attract suitable investors for our business plan, which will not require us to use our cash, although there can be no assurances that we will be successful in these efforts.

The Company has not yet determined the amount of cash that will be necessary to fund its planned operations in China.

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

The inability to obtain financing or generate sufficient cash from operations could require us to reduce or eliminate expenditures or otherwise curtail or discontinue our operations, which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, to the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders. If we raise additional funds through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of our common stock and the terms of such debt could impose restrictions on our operations. Regardless of whether our cash assets prove to be inadequate to meet our operational needs, we may seek to compensate providers of services by issuing stock in lieu of cash, which may also result in dilution to existing stockholders.

OPERATING CAPITAL AND CAPITAL EXPENDITURE REQUIREMENTS

Our controlling shareholders expect to advance us additional funding for operating costs in order to implement our business plan. The funds are loaned to the Company as required to pay amounts owed by the Company. As such, our operating capital is currently limited to the resources of our controlling shareholders. The loans from our controlling shareholders are unsecured and non-interest bearing and have no set terms of repayment. We anticipate receiving additional capital once we are able to have our securities actively trading on a public exchange. There is no guarantee our stock will develop a market on that public exchange.

PLAN OF OPERATION AND FUNDING

We do not currently engage in enough business activities that provide cash flow.      During the next twelve months we anticipate incurring costs related to:

      (i) filing of Exchange Act reports, and

      (ii) costs relating to developing our new business plan

We believe we will be able to meet these costs through amounts, as necessary, to be loaned to or invested in us by our controlling shareholders.

Employees

Star Century Pandaho Corporation (formerly Journal of Radiology, Inc.) currently has no employees.

Office and Facilities

Our corporate headquarters are located at 8250 W. Charleston Blvd. Suite 110, Las Vegas, Nevada 89117.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Going Concern

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a shareholders’ deficit and has experienced recurring operating losses and negative operating cash flows since inception. As reflected in the accompanying financial statements, the Company had a net loss of $46,214 for the six months December 31, 2014, and had a working capital deficiency of $183,625 and a stockholders’ deficit of $272,022 at December 31, 2014. Currently, the Company does not have significant cash or other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. Primarily as a result of our recurring losses and our lack of liquidity, we have received a report from our independent registered public accounting firm for our financial statements for the year ended June 30, 2014 that included an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

RISK FACTORS CONCERNING OUR BUSINESS

Our business is subject to numerous risk factors, including the following:

We are a development stage company and have history of losses since our inception. If we cannot reverse our losses, we will have to discontinue operations.

In our auditor's report for fiscal year ended June 30, 2014, our auditors expressed substantial doubt as to our ability to continue as a going concern. We anticipate incurring losses in the foreseeable future. We do not have an established source of revenue sufficient to cover our operating costs. Our ability to continue as a going concern is dependent upon our ability to successfully compete, operate profitably and/or raise additional capital through other means. If we are unable to reverse our losses, we will have to discontinue operations.

We have had little operating history and no revenues or earnings from operations.

We have no assets. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until we begin to generate revenue from new plan of operations. This may result in us incurring a net operating loss that will increase continuously until we can generate revenues or raise additional capital through other means. There is no assurance that we can identify such a business entity and consummate such an agreement or combination.

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

Our proposed plan of operation strategy depends in large part on our ability to build a robust platform of official and professional fan clubs for the celebrities. We may not be able to enter into a substantial number of contracts that we anticipate would be necessary to support our business model.

There can be no assurance that the Company will be able to enhance its products or services, or develop other products or services.

If we are unable to achieve profitability in the future, recruit sufficient personnel or raise money in the future, our ability to develop our services would be adversely affected. Our inability to develop our services or develop new services, in view of rapidly changing technology, changing customer demands and competitive pressures, would have a material adverse effect upon our business, operating results and financial condition.

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

Our principal shareholder, Star Century Entertainment, Inc. currently owns approximately 53.6% of our Common Stock. It will have significant influence over all matters requiring approval by our shareholders, but not requiring the approval of the minority shareholders. Because it is the majority shareholder, it will be able to elect all of the members of our board of directors, allowing it to exercise significant control of our affairs and management. In addition, it may transact most corporate matters requiring shareholder approval by written consent, without a duly-noticed and duly-held meeting of shareholders.

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

Blue sky laws, regulations, orders, or interpretations place limitations on offerings or sales of securities by "blank check" companies or in "blind-pool" offerings, or if such securities represent "cheap stock" previously issued to promoters or others. Our former CEO, because he received stock at a price of $.001 for each share, may be deemed to hold "cheap stock." These limitations typically provide, in the form of one or more of the following limitations that such securities are:

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

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Articles of Incorporation		10/A#2		3.1	11/5/2009
3.2	Bylaws		10/A #2		3.2	11/5/2009
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101	Interactive Data Files for the Star Century Pandaho Corporation Form 10-Q for the period ended December 31, 2014	X

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAR CENTURY PANDAHO CORPORATION

Date: February 13, 2015	By:	/s/ Fen Xing
Fen Xing Chief Executive Officer, Secretary, Treasurer and Director (Principal Executive Officer, Principal Accounting and Financial Officer)

