Form 10-Q
period 2015-03-31
STAR CENTURY PANDAHO Corp
filed 2015-05-08
CIK 1470550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-53780

STAR CENTURY PANDAHO CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	27-0491634
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8250 w. Charleston Blvd. Suite 110 Las Vegas, Nevada	89117
(Address of Principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code.	(702) 628-8899

(Former name and former address, if changed since last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. ☐

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of May 8, 2015, the registrant had 412,650 outstanding shares of Common Stock.

2

STAR CENTURY PANDAHO CORPORATION

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STAR CENTURY PANDAHO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31,	June 30,
	2015	2014
Assets	(Unaudited)
Cash	$986	$215
Prepaid expense	900	1,375
Total assets	$1,886	$1,590

Liabilities and Stockholders’ Deficiency
Current Liabilities:
Accounts payable and accrued liabilities	$103,294	$97,601
Advances, including $22,613 and $0 due to shareholder	102,003	63,909
Total current liabilities	205,297	161,510

Non-redeemable convertible note, net of debt discount of $0 and $13,093, respectively	92,421	65,888
Total liabilities	297,718	227,398

Commitments and contingencies

Stockholders' Deficiency :
Preferred stock; par value $0.01; 49,000,000 shares authorized, no shares issued and outstanding	—	—
Series A Convertible Preferred Stock; par value $0.01; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock; par value $0.001; 150,000,000 shares authorized, 402,650 issued and outstanding	403	403
Additional paid-in capital	109,454,282	109,454,282
Accumulated deficiency	(109,750,517)	(109,680,493)
Total stockholders' deficiency	(295,832)	(225,808)
Total liabilities and stockholders’ deficiency	$1,886	$1,590

The accompanying notes are an integral part of these condensed consolidated financial statements.

STAR CENTURY PANDAHO CORPORATION

CONDENSED CONSOLDIATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31, 2015	For the Three Months Ended March 31, 2014	For the Nine Months Ended March 31, 2015	For the Nine Months Ended March 31, 2014

Revenue	$ -	$ -	$ -	$ -
Operating costs:
Administrative expenses	7,458	78	7,614	273
Professional fees	12,328	11,604	35,877	33,761
Total operating costs	19,786	11,682	43,491	34,034

Other income (expense)
Interest	(4,024)	(19,766)	(26,533)	(19,766)
Loan inducement fee	—	(11,403)	—	(11,403)
	(4,024)	(31,169)	(26,533)	(31,169)

Net loss	$(23,810)	$(42,851)	$(70,024)	$(65,203)

Net loss per share-basic and diluted	$(0.06)	$(0.11)	$(0.17)	$(0.16)

Weighted average shares outstanding-basic and diluted	402,650	402,650	402,650	402,650

The accompanying notes are an integral part of these condensed consolidated financial statements.

STAR CENTURY PANDAHO CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

FOR THE NINE MONTHS ENDED MARCH 31, 2015

(Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficiency
Balance July 1, 2014	402,650	$403	$109,454,282	$(109,680,493)	$(225,808)
Net loss	—	—	—	(70,024)	(70,024)
Balance March 31, 2015	402,650	$403	$109,454,282	$(109,750,517)	$(295,832)

The accompanying notes are an integral part of these condensed consolidated financial statements.

STAR CENTURY PANDAHO CORPORATION
CONDENSED CONSOLDIATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months	For the Nine Months
	Ended	Ended
	March 31,	March 31,
	2015	2014
Cash Flows from operating activities
Net loss	$(70,024)	$(65,203)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	13,093	16,472
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	5,693	(6,206)
Prepaid expenses	475	(5,000)
Loan inducement fee	—	11,403
Accrued interest on non-redeemable note	13,440	3,294
Net cash used in operating activities	(37,323)	(45,240)

Cash Flows from financing activities
Advances from shareholder	22,613	—
Advances from unrelated parties	15,4811	44,973
Net cash provided by financing activities	38,094	44,973

Increase in cash	771	(267)
Cash, beginning of period	215	560
Cash, end of period	$986	$293

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

STAR CENTURY PANDAHO CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2015 and 2014

(Unaudited)

NOTE 1. NATURE AND BACKGROUND OF BUSINESS

Star Century Pandaho Corporation ("the Company") was organized under the laws of the State of Nevada on May 21, 2009. The Company was established as part of the Chapter 11 reorganization of AP Corporate Services, Inc. ("AP").

On January 8, 2015, two shareholders of the Company agreed to sell an aggregate of 216,000 shares of the Company’s common stock, representing 53.66% of total outstanding shares to Star Century Entertainment, Inc., an unrelated third party, and the Company experienced a change in control. In conjunction with the change in control, three individuals were elected to be the Company’s management, and the Company’s former President resigned. Effective January 16, 2015, the Company’s Board of Directors and Star Century Entertainment, Inc, the majority shareholder in the Company, amended the Company’s Articles of Incorporation to (i) change the name of the Company to Star Century Pandaho Corporation (ii) effect a 1-for-5,000 reverse common stock split and (iii) decrease the Company’s authorized common stock to 150,000,000 shares, par value $0.001. All common stock share and per-share amounts for all periods presented in these financial statements have been adjusted retroactively to reflect the reverse stock split.

On March 25, 2015, the Company incorporated a 100% owned subsidiary in Hong Kong named Star Century Pahdaho Limited, which was established so that investments or acquisition of entities in China may be made. At March 31, 2015, Star Century Pandaho Limited did not have any assets, liabilities, equity, revenue or expenses, and currently there are no plans for any investment or acquisition to be made of any entity in China.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the Company's financial position and results of operations for the interim periods reflected. Unless noted, all adjustments contained herein are of a normal recurring nature. Results of operations for the fiscal periods presented herein are not necessarily indicative of fiscal year-end results.

Going concern

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a shareholders’ deficit and has experienced recurring operating losses and negative operating cash flows since inception. As reflected in the accompanying financial statements, the Company had a net loss of $70,024 for the nine months March 31, 2015, and had a working capital deficiency of $203,411 and stockholders’ deficit of $295,832 at March 31, 2015. Currently, the Company does not have significant cash or other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Primarily as a result of our recurring losses and our lack of liquidity, the Company’s independent registered public accounting firm, in their report on our financial statements for the year ending June 30, 2014, expressed substantial doubt about the Company’s ability to continue as a going concern.

Over the next 12 months, the Company expects to expend approximately $100,000 in cash for legal, accounting and related services. The Company has not yet determined the amount of cash that will be necessary to fund its planned operations in China. We hope to be able to attract suitable investors for our business plan, which will not require us to use our cash, although there can be no assurances that we will be successful in these efforts.

We expect to be able to secure capital through advances from our Chief Executive Officer or principal shareholder in order to pay expenses such as filing fees, accounting fees and legal fees. We believe it will be difficult to secure capital in the future because we have no assets to secure debt and there is currently no trading market for our securities. We will need additional capital in the next twelve months and if we cannot raise such capital on acceptable terms, we may have to curtail our operations or terminate our business entirely.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The more significant estimates and assumptions by management include, among others, the valuation of share-based instruments issued for services.

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

As of March 31, 2015, the Company had no potential common shares that would have a dilutive effect and accordingly the calculations of basic loss and diluted loss per share are the same. At March 31, 2015, a non-redeemable convertible note convertible into 184,840 shares of common stock has been excluded from the calculation of diluted loss per share as the effect is anti-dilutive.

STOCK-BASED COMPENSATION

The Company may periodically issue stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by the FASB whereas the value of the award is measured on the date of grant and recognized over the vesting period. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the FASB whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

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

The estimated fair value of certain financial instruments, including cash and cash equivalents and accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments. The recorded value of the non-redeemable convertible note approximates its fair value based upon its effective interest rate.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2016, however, the FASB has proposed a one-year deferral. Early adoption is not permitted, and either full retrospective adoption or modified retrospective adoption is permitted. The Company is in the process of evaluating the impact of ASU 2014-09 on the Company’s financial statements and disclosures.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact the adoption of ASU 2014-15 on the Company’s financial statements and disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 3. ADVANCES

The Company from time to time borrows from our Chief Executive Officer, principal shareholders, or others, to pay expenses such as filing fees, accounting fees and legal fees. These advances are non-interest bearing, unsecured, and due upon demand. At March 31, 2015 and December 31, 2014, the Company was obligated for the following advances:

	March 31, 2015	December 31, 2014
Due to shareholder	$22,613	$—
Due to former President	24,000	49,000
Due to unrelated parties	55,390	14,909
	$102,003	$63,909

NOTE 4. NON-REDEEMABLE CONVERTIBLE NOTE

On February 20, 2014, the Company agreed to exchange advances due an unrelated party for a note payable for $68,000. The note bears interest at 20% per annum, and is secured by all the assets of the Company. The note was originally due August 1, 2014 and has been was extended to August 1, 2015. The Company may prepay the note in readily available funds at any time prior to the maturity date. The Company has the right to convert the note into shares of the Company’s common stock at any time prior to the maturity date at a fixed price of $0.50 per share of common stock. At March 31, 2015, the face amount of the note plus accrued interest was $92,420 and is convertible into 184,840 shares of common stock. As it is the Company’s choice to convert the note into shares of the Company’s common stock or to pay the note in cash, the note is presented below current liabilities on the accompanying condensed consolidated balance sheets.

On issuance, the Company recognized a note discount of $68,000 related to a beneficial conversion feature because the closing price of the Company’s shares on the date issued was higher than the conversion price of $0.50 per share of common stock. The discount was amortized over the initial term of the note from February 20, 2014 to August 1, 2014. At June 30, 2014, the unamortized balance of the discount was $13,093. During the nine months ended March 31, 2015, $13,093 of discount amortization is included in interest expense, and at March 31, 2015, there was no remaining unamortized balance of the note discount.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

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

On January 8, 2015, two shareholders of the Company agreed to sell an aggregate of 216,000 shares of the Company’s common stock, representing 53.66% of total outstanding shares to Star Century Entertainment, Inc., an unrelated third party, and the Company experienced a change in control. In conjunction with the change in control, three individuals were elected to be the Company’s management, and the Company’s former President resigned. Effective January 16, 2015, the Company’s Board of Directors and the majority shareholder amended the Company’s Articles of Incorporation to (i) change the name of the Company to Star Century Pandaho Corporation (ii) effect a 1-for-5,000 reverse common stock split and (iii) decrease the Company’s authorized common stock to 150,000,000 shares, par value $0.001.

The Company’s headquarters are based in Las Vegas with the planned main operation center to be located in Beijing, China. Our planned services will be offered throughout China, Asia-Pacific countries, and the United States. SCPH’s business model includes the establishment of official and professional fan clubs for celebrities that will engage in event management, talent shows, music festivals, and movie productions. In addition, planned operations will include Pandaho (Panda) themed areas that include branding, toys, art, entertainment and e-commerce.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2015 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2014

REVENUES

For the three months ended March 31, 2015 and 2014, we had no revenues. We are completely dependent upon the willingness of our management to fund our operations by way of loans or advances from our Chief Executive Officer, shareholders and others.

OPERATING COSTS

Administrative expenses were $7,458 for the three months ended March 31, 2015, compared to $78 for the three months ended March 31, 2014 and professional fees were $12,328 for the three months ended March 31, 2015, compared to $11,604 for the three months ended March 31, 2014. The increase in administration and professional costs is due to changes in accounting, audit, legal and transfer agent costs related to the change in control of the Company and SEC compliance and investor relation expenses.

OTHER INCOME (EXPENSE)

Other income (expense) includes interest expense of $4,024 and loan inducement fee of $0 for the three months ended March 31, 2015 and interest expense of $19,766 and loan inducement fee of $11,403 for the three months ended March 31, 2014, related to the non-redeemable convertible note issued on February 20, 2014.

NET LOSS

Our net losses for the three months ended March 31, 2015 and 2014 were $23,810 and $42,851, respectively. Our losses decreased in the current year primarily because of an interest expense related to the non-redeemable convertible note due shareholder.

RESULTS OF OPERATIONS

NINE MONTHS ENDED MARCH 31, 2015 COMPARED WITH THE NINE MONTHS ENDED MARCH 31, 2014

REVENUES

For the nine months ended March 31, 2015 and 2014, we had no revenues. We are completely dependent upon the willingness of our management to fund our operations by way of loans or advances from our Chief Executive Officer, shareholders and others.

OPERATING COSTS

Administrative expenses were $7,614 for the nine months ended March 31, 2015, compared to $273 for the nine months ended March 31, 2014 and professional fees were $35,877 for the nine months ended March 31, 2015, compared to $33,761 for the nine months ended March 31, 2014. The increase in total administration and professional costs is due to the change in control of the Company, and changes in accounting, audit, legal and transfer agent costs related to SEC compliance and investor relation expenses.

OTHER INCOME (EXPENSE)

Other income (expense) includes interest expense of $26,533 and loan inducement fee of $0 for the nine months ended March 31, 2015 and interest expense of $19,766 and loan inducement fee of $11,403 for the nine months ended March 31, 2014, related to the non-redeemable convertible note issued on February 20, 2014.

NET LOSS

Our net losses for the nine months March 31, 2015 and 2014 were $70,024 and $65,203, respectively. Our losses increased in the current year primarily because of an interest expense related to the non-redeemable convertible note.

LIQUIDITY

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As of March 31, 2015, we had cash of $986 and total liabilities of $297,718. Our cash flows from operating activities for the nine months ended March 31, 2015 resulted in cash used of $37,323. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations. Our cash flow provided by financing activities for the nine months ended March 31, 2015 was $38,094. The Company has a working capital deficiency of $203,411 and a shareholders’ deficit of $295,832 at March 31, 2015. Primarily as a result of our recurring losses and our lack of liquidity, we have received a report from our independent registered public accounting firm for our financial statements for the year ended June 30, 2014 that included an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern.

Over the next 12 months we expect to expend approximately $100,000 in cash for legal, accounting and related services. Cash used for other expenditures is expected to be minimal. We hope to be able to attract suitable investors for our business plan, which will not require us to use our cash, although there can be no assurances that we will be successful in these efforts.

We expect to be able to secure capital through advances from our Chief Executive Officer, shareholders and others in order to pay expenses such as organizational costs, filing fees, accounting fees and legal fees. We believe it will be difficult to secure capital in the future because we have no assets to secure debt and there is currently no trading market for our securities. We will need additional capital in the next twelve months and if we cannot raise such capital on acceptable terms, we may have to curtail our operations or terminate our business entirely.

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

Employees

Star Century Pandaho Corporation currently has no employees.

Office and Facilities

Our corporate headquarters are located at 8250 W. Charleston Blvd. Suite 110, Las Vegas, Nevada 89117.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Going Concern

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a shareholders’ deficit and has experienced recurring operating losses and negative operating cash flows since inception. As reflected in the accompanying financial statements, the Company had a net loss of $70,024 for the nine months March 31, 2015, and had a working capital deficiency of $203,411 and a stockholders’ deficit of $295,832 at March 31, 2015. Currently, the Company does not have significant cash or other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. Primarily as a result of our recurring losses and our lack of liquidity, the Company’s independent registered public accounting firm, in their report on our financial statements for the year ending June 30, 2014, expressed substantial doubt about the Company’s ability to continue as a going concern.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

In our auditor's report for fiscal year ended June 30, 2014 our auditors expressed substantial doubt as to our ability to continue as a going concern. We anticipate incurring losses in the foreseeable future. We do not have an established source of revenue sufficient to cover our operating costs. Our ability to continue as a going concern is dependent upon our ability to successfully compete, operate profitably and/or raise additional capital through other means. If we are unable to reverse our losses, we will have to discontinue operations.

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

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Articles of Incorporation		10/A#2		3.1	11/5/2009
3.2	Bylaws		10/A #2		3.2	11/5/2009
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101	Interactive Data Files for the Star Century Pandaho Corporation Form 10Q for the period ended March 31, 2015	X

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAR CENTURY PANDAHO CORPORATION

Date: May 8, 2015	By:	/s/ Fen Xing
Fen Xing Chief Executive Officer, Secretary, Treasurer and Director (Principal Executive Officer, Principal Accounting and Financial Officer)

