Form 10-K
period 2015-06-30
STAR CENTURY PANDAHO Corp
filed 2015-10-16
CIK 1470550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-53780

STAR CENTURY PANDAHO CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	27-0491634
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

8250 w. Charleston Blvd. Suite 120 Las Vegas, Nevada	89117
(Address of Principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code.	(702) 628-8899

Securities registered under Section 12(b) of the Exchange Act:	None

Securities registered under Section 12(g) of the Exchange Act:	Common stock, par value $0.001 per share
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
Yes ☐ No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2014: $93,255

As of September 23, 2015 the registrant had 68,252,650 outstanding shares of Common Stock.

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

ITEM 1. BUSINESS.

Company Overview

Star Century Pandaho Corporation (formerly Journal of Radiology, Inc.) (“SCPD” or "the Company") was organized under the laws of the State of Nevada on May 21, 2009. The Company was established as part of the Chapter 11 reorganization of AP Corporate Services, Inc. ("AP"). Under AP's Plan of Reorganization, as confirmed by the U.S. Bankruptcy Court for the Central District of California, the Company was organized to own and develop a professional journal devoted to radiology.

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

On May 20, 2015, the Company’s Board of Directors and the majority shareholder amended the Company’s Articles of Incorporation to increase authorized common stock to 250,000,000 shares.

The Company’s headquarters are based in Las Vegas with the planned main operation center to be located in Beijing, China. Our planned services will be offered throughout China, Asia-Pacific countries, and the United States. The Company’s business model includes the establishment of official and professional fan clubs for celebrities that will engage in event management, talent shows, music festivals, and movie productions. In addition, planned operations will include Pandaho (Panda) themed areas that include branding, toys, art, entertainment and e-commerce.

Employees

Star Century Pandaho Corporation currently has three employees.

Office and Facilities

Our corporate headquarters are located at 8250 W. Charleston Blvd. Suite 120, Las Vegas, Nevada 89117.

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

RISK FACTORS CONCERNING OUR BUSINESS

Our business is subject to numerous risk factors, including the following:

The Company's independent registered public accounting firm have issued a report questioning the Company's ability to continue as a going concern.

Primarily as a result of our recurring losses and our lack of liquidity, the Company’s independent registered public accounting firm, in their report on our financial statements for the year ending June 30, 2015, expressed substantial doubt about the Company’s ability to continue as a going concern. We anticipate incurring losses in the foreseeable future. We do not have an established source of revenue sufficient to cover our operating costs. Our ability to continue as a going concern is dependent upon our ability to successfully compete, operate profitably and/or raise additional capital through other means. If we are unable to reverse our losses, we will have to discontinue operations.

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

Our principal shareholder will be able to approve all corporate actions without shareholder consent and will control our Company.

On January 8, 2015, Star Century Entertainment, Inc. owned 53.66% of the Company’s total outstanding shares of common stock. In May and June 2015, the Company issued approximately 67.9 million shares of common stock for the licensing of the Pandaho intellectual property and for various services. After the issuance of shares, Star Century Entertainment, Inc. owned less than 1% of our Common Stock. On September 4, 2015, the Board of Directors designated 100,000 shares of Series B Preferred Stock, par value $0.01. Each share of Series B Preferred Stock has the voting power of 5,000 common shares. On September 8, 2015, the Company issued 25,000 shares of Series B Preferred Stock Star Century Entertainment Inc. that will have voting power of 125,000,000 common shares and will have significant influence over all matters requiring approval by our shareholders, but not requiring the approval of the minority shareholders. Because it will have the majority of voting rights, it will be able to elect all of the members of our board of directors, allowing it to exercise significant control of our affairs and management. In addition, it may transact most corporate matters requiring shareholder approval by written consent, without a duly-noticed and duly-held meeting of shareholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our fiscal year 2015 that remain unresolved.

ITEM 2. PROPERTIES.

The Company owns no real property.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES

N/A

PART II.

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted under the symbol “SCPD” on the OTCBB operated by the Financial Industry Regulatory Authority, Inc. (“FINRA”) and the OTCQB operated by OTC Markets Group, Inc.  Few market makers continue to participate in the OTCBB system because of high fees charged by FINRA.  Consequently, market makers that once quoted our shares on the OTCBB system may no longer be posting a quotation for our shares. As of the date of this report, however, our shares are quoted by several market makers on the OTCQB. The criteria for listing on either the OTCBB or OTCQB are similar and include that we remain current in our SEC reporting.

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

Fiscal Year Ending June 30, 2015
Quarter Ended	High $	Low $
June 30, 2015	$0.63	$0.30
March 31, 2015	$1.00	$0.50
December 31, 2014	$1.00	$0.50
September 30, 2014	$2.00	$0.50

Fiscal Year Ending June 30, 2014
Quarter Ended	High $	Low $
June 30, 2014	$1.50	$0.50
March 31, 2014	$2.00	$0.50
December 31, 2013	$1.00	$0.50
September 30, 2013	$1.50	$0.50

On September 23, 2015, the last sales price per share of our common stock was $0.95.

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

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Star Century Pandaho Corporation (formerly Journal of Radiology, Inc.) (“SCPD” or "the Company") was organized under the laws of the State of Nevada on May 21, 2009. The Company was established as part of the Chapter 11 reorganization of AP Corporate Services, Inc. ("AP"). Under AP's Plan of Reorganization, as confirmed by the U.S. Bankruptcy Court for the Central District of California, the Company was organized to own and develop a professional journal devoted to radiology.

On January 8, 2015, two shareholders of the Company agreed to sell an aggregate of 216,000 shares of the Company’s common stock, representing 53.66% of total outstanding shares at the time to Star Century Entertainment, Inc., an unrelated third party, and the Company experienced a change in control. In conjunction with the change in control, three individuals were elected to be the Company’s management, and the Company’s former President resigned. Effective January 16, 2015, the Company’s Board of Directors and the majority shareholder amended the Company’s Articles of Incorporation to (i) change the name of the Company to Star Century Pandaho Corporation (ii) effect a 1-for-5,000 reverse common stock split and (iii) decrease the Company’s authorized common stock to 150,000,000 shares, par value $0.001.

On May 20, 2015, the Company’s Board of Directors and the majority shareholder amended the Company’s Articles of Incorporation to increase authorized common stock to 250,000,000 shares.

The Company’s headquarters are based in Las Vegas, Nevada with planned primary operation in Beijing, China. Our planned services, though to be offered globally, will initially be focused throughout China, surrounding Asia-Pacific countries, the United States and Canada. The Company’s business plan includes the establishment of officially licensed and professional operated fan clubs for celebrities and selected brands that will engage in event management, talent shows, brand and image licensing and associated product distribution, music festivals, and multi-media productions such as movies, television shows and web channel content. Within our planned services we also intend to utilize our license rights to the character and brand Pandaho, not only for the above referenced activities but also for Pandaho (Panda) themed areas as well branding, toys, art, entertainment and e-commerce.

Pandaho the Panda is a cartoon styled character developed by Ms. Liu Li that is quickly growing in popularity and recognition throughout the global Chinese community. On May 22, 2015, the Company issued 40,000,000 shares of common stock to Lui Li as payment for the non-exclusive licensing rights in the the “Pandaho” brand and other related names and products. Immediately after the transaction Lui Li held 61.5% of the outstanding common stock of the Company. Based on Li’s 61.5% ownership percentage, Li in substance controlled the Pandaho intellectual property directly before and after the purchase of the Pandaho IP by the Company. Given this, the value of the intellectual property recorded at the date of acquisition was carried over at the historical cost to Li of zero.

On April 30, 2015, the Pandaho Trademark Patent Right (“Pandaho brand”) owned by Liu Li was appraised by a third party professional valuation firm, Zhongheng Guotai (Beijing) Assets Evaluation Co., Ltd. On the valuation date of April 30, 2015, the valuation firm appraised the value of the Pandaho Trademark Patent Right at approximately $10,000,000.

The Company is optimistic about the opportunity to utilize the Pandaho brand. The Panda image is a national treasure of China. The Company plans to develop and launch appropriate commercial, philanthropic and cultural activities as a part of the comprehensive brand development of Pandaho, the Panda. The Company believes that Pandaho, the Panda, brand is an excellent entry point for the implementation of the Company’s business plan.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. When making these estimates and assumptions, we consider our historical experience, our knowledge of economic and market factors and various other factors that we believe to be reasonable under the circumstances. Actual results may differ under different estimates and assumptions.

The accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties.

REVENUE

Revenue is recognized when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service has been delivered, and collectability is reasonably assured. In transactions in which the Company brokers a sale and determines that it was not the primary obligor in the arrangement, the Company records as net the commission earned from the transaction.

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

RESULTS OF OPERATIONS

FISCAL YEAR ENDED JUNE 30, 2015 COMPARED TO THE FISCAL YEAR ENDED JUNE 30, 2014

RELATED PARTY COMMISSION REVENUE

For the fiscal years ended June 30, 2015 and 2014, we had $50,000 and $0 of commission revenue, respectively for the sales of plush toys.

In May 2015, the Company sold 2,000 Pandaho themed products to an unrelated party, Beijing Rui He Jia Ye International for $100,000, and purchased the 2,000 Pandaho themed products from Beijing Yishengyuankai Culture Co., a company wholly owned by Li Lui, at a cost of $50,000. The Company determined that it was an agent and not the primary obligor in the arrangement and recorded the transaction as a net commission revenue of $50,000. There were no such transactions for the fiscal year ended June 30, 2014.

OPERATING COSTS

Administrative expenses were $393,195 for the fiscal year ended June 30, 2015, compared to $48,208 for the fiscal year ended June 30, 2014. The increase in total administration costs is due to accounting, audit, legal and transfer agent costs related to SEC compliance, compensation, and investor relation expenses.

Stock-based compensation was $4,375,000 for the fiscal year ended June 30, 2015, compared to $0 for the fiscal year ended June 30, 2014. During the year ended June 30, 2015, the Company issued 4,200,000 shares of common stock valued at $1,290,000 for consulting services, 650,000 shares of common stock valued at $195,000 to three executives as signing bonuses, and accrued the cost of 3,000,000 shares of common stock valued at $1,890,000 for merger related costs. The Company also recorded $1,000,000 expense related to the difference between the total fair value of the 20,000,000 shares of common stock issued and the face amount of a note receivable received in consideration for the shares of $5,000,000. There were no such transactions for the fiscal year ended June 30, 2014.

OTHER INCOME (EXPENSE)

Other income (expense) includes interest expense of $30,602 and $65,888 for the years ended June 30, 2015 and 2014, respectively, related to the redeemable secured note issued on February 20, 2014.

In addition, the face value of the redeemable secured note was increased by $11,403 on the issue date of February 20, 2014 and was recorded as a loan inducement fees in the statement of operations for the period ended June 30, 2014.

NET LOSS

Our net losses for the year ended June 30, 2015 and 2014 was $4,748,797 and $125,499, respectively. Our losses increased in the current year primarily because of an increase in stock-based compensation expense.

LIQUIDITY

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As of June 30, 2015, we had cash of $15,291 and total liabilities of $625,863. For the fiscal year ended June 30, 2015, net cash used in operating activities was $55,392. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations. Our cash flow provided by financing activities for the fiscal year ended June 30, 2015 was $70,468 from advances. The Company has a working capital deficiency of $503,115 and a shareholders’ deficit of $599,605 at June 30, 2015. At June 30, 2015, the Company has an accumulated deficit of $114,429,290.

Over the next 12 months we expect to expend approximately $100,000 in cash for legal, accounting and related services. Cash used for other expenditures is expected to be minimal. We hope to be able to attract suitable investors for our business plan, which will not require us to use our cash, although there can be no assurances that we will be successful in these efforts. If the Company becomes profitable and raises additional capital, the Company may be able to mitigate this adverse conditions.

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

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being June 30, 2015. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Based upon that evaluation, including our Chief Executive Officer and Chief Financial Officer, we have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2015 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of June 30, 2015 our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending June 30, 2016: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting identified in connection with the requisite evaluation that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The executive officers and directors of the Company as of September 16, 2015 are as follows:

Name	Age	Position
Fen Xing	37	Chief Executive Officer, Secretary, Treasurer and Director
Jian Zhang	32	Chief Operating Officer and Director
Yan Zhang	59	Director of Public Relations and Director

Duties, Responsibilities and Experience

Biographical Information

Fen Xing Ms. Xing brings over 15 years of entrepreneurial business development and management/marketing experience. From 1999 to 2002, Ms. Xing acted as vice president for Japan plastic products Co. Ltd. Tianjin branch. Ms. Xing was appointed as chairman of the board of Beijing Net Technology Co., ltd. in 2005. In 2009 Ms. Xing set up the Beijing North Kidd energy equipment limited company and served as assistant general manager. This company merged in 2010 and Beijing actor Collier Energy Equipment Co. Ltd in Beijing actor Collier energy equipment limited company and she served as marketing manager responsible for the company’s marketing planning and sales work. In 2008, Ms. Xing assisted in the establishment of the small Lanting Pavilion private clubs in China World Trade Center district business Mong block center, classical furniture, luxury goods exhibition, held a private party. At the same time she also assisted Beijing client manager Shandong Zhongkai wind power equipment manufacturing Co., Ltd. financing work. In December 2014, Ms. Xing resigned from Collier Energy Equipment.

Education:

In 1997 October, Tianjin University Department of computer education. The database.

In1999 July Tianjin Foreign Studies University study. English level Four.

In 2003 October, Beijing foreign language school to learn business English, business English four levels of Japanese.

In 2007 12 School of economics and management of Beijing Jiaotong University attended EMBA (EMBA) Bachelor's degree

Jian Zhang Mr. Zhang, has over ten years of experience in analyzing management structures and finance. From 2006 to 2012, Mr. Zhang served as finance director as well as serving in other entry level positions of Hunan Fudizhiye Co., LTD. From 2013 to 2014, he served as a member of the board of directors of Changsha Sky Network Technology Co., LTD as well as participating in project construction and operations. In 2014, Zhang served as a member of the board of directors of Xiangxi Longchang. Manganese Industry Co., LTD as well as assisting in the electrolytic manganese listing in Boce Commodity Exchange. September 2013, Mr. Zhang participated in the BOCE Commodity Exchange, commodities analyst qualification training and in November 2013, obtained the Senior management personnel qualification certificate. December 2013, he obtained the commodities analyst qualification. From 2004 to 2007, Mr. Zhang studied at China Central Radio and Television University, majoring in accounting professional.

Yan Zhang Mr. Zhang, has over thirty years entrepreneurial experience in entertainment and medical industry. In 1985, Mr. Zhang assisted medical team involved in the agricultural economy in Peng Republic. In 1995 he participated in the 50th anniversary celebration of the United Nations Mission of China to the United Nations in New York, accompanied by the leadership of the heads of state reception. In 1998, Mr. Zhang organized by the famous painter solo exhibition at the United Nations, In 2012, he assisting in the Zuying concert held at the Austrian Embassy and In 2014, he organized the artist Zhang Yi who wrote solo exhibition in Paris. Mr. Zhang’s Civil aviation licenses & professional certifications include Advanced Certificate in 1993 national authority technology assessment.

ITEM 11. EXECUTIVE COMPENSATION.

Summary of Cash and Certain Other Compensation

The following table provides certain summary information concerning the compensation earned by the named executive officers for the fiscal years ended June 30, 2015 and 2014, for services rendered in all capacities to Star Century Pandaho Corporation:

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Fen Xing, Chief Executive Officer, Secretary, Treasurer and Director	2015	$56,877	$—	$77,500	$—	$—	$—	$—	$134,377
	2014	$—	$—	$—	$—	$—	$—	$—	$—

Jian Zhang, Chief Operating Officer and Director	2015	$56,877	$—	$77,500	`$ -	$—	$—	$—	$134,377
	2014	$—	$—	$—	$—	$—	$—	$—	$—

Yan Zhang, Director of Public Relations and Director	2015	$45,501	$—	$46,350	$—	$—	$—	$—	$91,851
	2014	$—	$—	$—	$—	$—	$—	$—	$—

Aaron Shrira, President and Director	2015	$—	$—	$—	$—	$—	$—	$—	$—
	2014	$—	$—	$—	$—	$—	$—	$—	$—

Elana Berman-Shrira, Secretary, Treasurer and Director	2015	$—	$—	$—	$—	$—	$—	$—	$—
	2014	$—	$—	$—	$—	$—	$—	$—	$—

Director Compensation

The following table provides compensation summary concerning the compensation earned by the named directors for the years ended June 30, 2015 and 2014.

Name	Year	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Fen Xing, Chief Executive Officer, Secretary, Treasurer and Director	2015	$56,877	$77,500	$—	$—	$—	$—	$134,377
	2014	$—	$—	$—	$—	$—	$—	$—

Jian Zhang, Chief Operating Officer and Director	2015	$56,877	$77,500	$—	$—	$—	$—	$134,377
	2014	$—	$—	$—	$—	$—	$—	$—

Yan Zhang, Director of Public Relations and Director	2015	$45,501	$46,350	$—	$—	$—	$—	$91,851
	2014	$—	$—	$—	$—	$—	$—	$—

Aaron Shrira, Director	2015	$—	$—	$—	$—	$—	$—	$—
	2014	$—	$—	$—	$—	$—	$—	$—

Elana Berman-Shrira, Director	2015	$—	$—	$—	$—	$—	$—	$—
	2014	$—	$—	$—	$—	$—	$—	$—

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of September 23, 2015, information about the beneficial ownership of our capital stock with respect to each person known by Star Century Pandaho Corporation to own beneficially more than 5% of the outstanding capital stock, each director and officer, and all directors and officers as a group.

	Number of Shares Beneficially Owned		Percentage of Class (2)
Name and Address(1)		Class
Fen Xing, Chief Executive Officer	250,000	Common	*
Jian Zhang, Chief Operating Officer	250,000	Common	*
Yan Zhang, Director of Public Relations	150,000	Common	*
All directors and executive officers (3 persons)	650,000	Common	*
5% Holders
Memory Hospitality Consultancy PTE Ltd.	22,082,500	Common	32.4%
Asia International Holdings Limited	20,000,000	Common	29.3%
Lui LI	16,900,000	Common	24.8%
Changsha 3D Technology Co., Ltd.	4,000,000	Common	5.9%
*Denotes less than 1%

1)	Unless noted otherwise, the address for all persons listed is c/o the Company at 8250 W. Charleston Blvd. Suite 110, Las Vegas, Nevada 89117.
2)	The above percentages are based on 68,252,650 shares of common stock outstanding as September 23, 2015.

 “Beneficial ownership” means the sole or shared power to vote or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of or to direct the disposition of, a security).

There are no arrangements, known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of Star Century Pandaho Corporation

There are no arrangements or understandings among members of both the former and the new control groups and their associates with respect to election of directors or other matters.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by the Company's auditors for the professional services rendered in connection with the audit of the Company's annual financial statements, review of our Form 10 and reviews of the financial statements included in the Company's Forms 10-Qs and Form 10-Ks for fiscal 2015 and 2014 were approximately $22,450 and $16,730, respectively.

Audit-Related Fees

None.

Tax Fees

None.

All Other Fees

None.

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

STAR CENTURY PANDAHO CORPORATION

Date: October 16, 2015	By:	/s/ Fen Xing
Fen Xing Chief Executive Officer, Secretary, Treasurer and Director (Principal Executive Officer, Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 16, 2015	By:	/s/ Fen Xing
Fen Xing Chief Executive Officer, Secretary, Treasurer and Director (Principal Executive Officer, Principal Accounting and Financial Officer)

STAR CENTURY PANDAHO CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders,

Star Century Pandaho Corporation

We have audited the accompanying balance sheets of Star Century Pandaho Corporation (the “Company”) as of June 30, 2015 and 2014, and the related statements of operations, stockholders’ deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Star Century Pandaho Corporation as of June 30, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 1 to the financial statements, the Company has a stockholders’ deficiency and has experienced recurring losses from operations and used cash in operating activities since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

/s/Weinberg & Company, P.A.

Los Angeles, California

October 13, 2015

STAR CENTURY PANDAHO CORPORATION
BALANCE SHEETS

	June 30,	June 30,
	2015	2014
Assets
Cash	$15,291	$215
Prepaid expense	10,967	1,375
Total current assets	26,258	1,590
Total assets	$26,258	$1,590

Liabilities and Stockholders’ Deficiency
Current Liabilities:
Accounts payable and accrued liabilities (including $287,693 and zero due to related parties, respectively)	$394,996	$97,601
Advances, including $44,787 and $0 due to shareholder	134,377	63,909
Total current liabilities	529,373	161,510

Non-redeemable convertible note, net of debt discount of $0 and $13,093, respectively	96,490	65,888
Total liabilities	625,863	227,398

Commitments and contingencies

Stockholders' Deficiency:
Preferred stock; par value $0.01; 48,000,000 shares authorized, no shares issued and outstanding	—	—
Series A Convertible Preferred Stock; par value $0.01; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Series B Convertible Preferred Stock; par value $0.01; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock; par value $0.001; 250,000,000 shares authorized, 68,252,650 and 402,650 issued and outstanding	95,253	403
Additional paid-in capital	118,734,432	109,454,282
Stock subscription receivable	(5,000,000)	—
Accumulated deficit	(114,429,290)	(109,680,493)
Total stockholders' deficiency	(599,605)	(225,808)
Total liabilities and stockholders’ deficiency	$26,258	$1,590

The accompanying notes are an integral part of these financial statements.

STAR CENTURY PANDAHO CORPORATION

STATEMENTS OF OPERATIONS

	Year ended June 30, 2015	Year ended June 30, 2014

Related party commission revenue, net	$50,000	$—

Operating costs:
General and administrative	393,195	48,208
Fair value of common shares subscribed for in excess of purchase price (related party)	1,000,000	—
Share-based compensation (including related party share-based compensation of $2,085,000 and zero)	3,375,000	—
Total operating expenses	4,768,195	48,208

Loss from operations	(4,718,195)	(48,208)

Other expenses:
Interest expense	(30,602)	(65,888)
Loan inducement fee	—	(11,403)
	(30,602)	(77,291)
Net loss	$(4,748,797)	$(125,499)

Net loss per common share-basic and diluted	$(0.65)	$(0.31)

Weighted average number of common shares outstanding – basic and diluted	7,327,171	402,650

The accompanying notes are an integral part of these financial statements.

STAR CENTURY PANDAHO CORPORATION

STATEMENT OF STOCKHOLDERS' DEFICIENCY

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Stock subscription receivable	Total Stockholders’ Deficiency
Balance July 1, 2013	402,650	$403	$109,386,282	$(109,554,994)	$—	$(168,309)
Beneficial conversion feature	—	—	68,000	—	—	68,000
Net loss	—	—	—	(125,499)	—	(125,499)
Balance June 30, 2014	402,650	403	109,454,282	(109,680,493)	—	(225,808)

Related party
Shares issued for Pandaho licensing rights	40,000,000	40,000	(40,000)	—	—	—
Fair value of shares issued to officers	650,000	650	194,350	—	—	195,000
Fair value of shares issued for subscription receivable	20,000,000	20,000	5,980,000	—	(5,000,000)	1,000,000
Fair value of shares issued for services	3,000,000	30,000	1,860,000	—	—	1,890,000

Other
Fair value of shares issued for services	4,200,000	4,200	1,285,800	—	—	1,290,000

Net loss	—	—	—	(4,748,797)	—	(4,748,797)
Balance June 30, 2015	68,252,650	$95,253	$118,734,432	$(114,429,290)	$(5,000,000)	$(599,605)

The accompanying notes are an integral part of these financial statements

STAR CENTURY PANDAHO CORPORATION

STATEMENTS OF CASH FLOWS

	Year Ended June 30, 2015	Year Ended June 30, 2014
Cash Flows from Operating Activities
Net loss	$(4,748,797)	$(125,499)
Adjustments to reconcile net loss to net cash used in operating activities and liabilities:
Accrued interest expense	17,509	10,981
Amortization of debt discount	13,093	54,907
Loan inducement fee	—	11,403
Fair value of common shares subscribed for in excess of purchase price	1,000,000	—
Share-based compensation	3,375,000	—
Changes in operating assets and liabilities
Prepaid expenses	(9,592)	(1,375)
Accounts payable and accrued expenses	297,395	(2,585)
Net cash used in operating activities	(55,392)	(52,168)

Cash Flows from Financing Activities:
Advances	25,681	51,823
Advances from shareholder	44,787	—
Net cash provided by financing activities	70,468	51,823

Net change in cash	15,076	(345)
Cash beginning of year	215	560
Cash end of year	$15,291	$215

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for:
Interest paid	$—	$—
Income tax paid	$—	$—
Exchange of advances from shareholder for redeemable secured note payable with beneficial conversion feature	$—	$68,000
Shares issued for Pandaho licensing rights	$—	$—

The accompanying notes are an integral part of these financial statements.

STAR CENTURY PANDAHO CORPORATION

Notes to Financial Statements

For the years ended June 30, 2015 and 2014

NOTE 1. NATURE AND BACKGROUND OF BUSINESS

Star Century Pandaho Corporation (formerly Journal of Radiology) ("the Company") was organized under the laws of the State of Nevada on May 21, 2009. The Company was established as part of the Chapter 11 reorganization of AP Corporate Services, Inc. ("AP").

On January 8, 2015, two shareholders of the Company agreed to sell an aggregate of 216,000 shares of the Company’s common stock, representing 53.66% of total outstanding shares at the time to Star Century Entertainment, Inc., an unrelated third party, and the Company experienced a change in control. In conjunction with the change in control, three individuals were elected to be the Company’s management, and the Company’s former President resigned. Effective January 16, 2015, the Company’s Board of Directors and Star Century Entertainment, Inc, the majority shareholder in the Company at the time, amended the Company’s Articles of Incorporation to (i) change the name of the Company to Star Century Pandaho Corporation (ii) effect a 1-for-5,000 reverse common stock split and (iii) decrease the Company’s authorized common stock to 150,000,000 shares, par value $0.001. All common stock share and per-share amounts for all periods presented in these financial statements have been adjusted retroactively to reflect the reverse stock split.

On May 20, 2015, the Company’s Board of Directors and the majority shareholder amended the Company’s Articles of Incorporation to increase authorized common stock to 250,000,000 shares.

The Company’s headquarters are based in Las Vegas with the planned main operation center to be located in Beijing, China. Our planned services will be offered throughout China, Asia-Pacific countries, and the United States. The Company’s business model includes the establishment of official and professional fan clubs for celebrities that will engage in event management, talent shows, music festivals, and movie productions. In addition, planned operations will include Pandaho (Panda) themed areas that include branding, toys, art, entertainment and e-commerce.

Pandaho the Panda is a cartoon styled character. On May 22, 2015, the Company secured certain licensing rights to the Pandaho character and brand though a non-exclusive licensing agreement with the creator of Pandaho, Ms. Liu Li in exchange for 40,000,000 shares of common stock representing 61.5% of the Company’s then outstanding shares of common stock. Based on Li’s 61.5% ownership percentage, the value of the Pandaho intellectual property is recorded at the historical cost to Li of zero. The Company’s aim is to build Pandaho into a competitive cartoon brand with Pandaho-themed merchandise and multi-media exhibitions.

Going concern

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a shareholders’ deficiency and has experienced recurring operating losses and used cash in operating activities since inception. For the year ended June 30, 2015, the Company had a net loss of $4,748,797 and used cash in operating activities of $55,392, and at June 30, 2015, had a working capital deficiency of $503,115 and stockholders’ deficiency of $599,605. Currently, the Company does not have significant cash or other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company’s officers and directors have committed to advancing certain operating costs of the Company. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Primarily as a result of our recurring losses and our lack of liquidity, the Company’s independent registered public accounting firm, in their report on our financial statements for the year ending June 30, 2015, expressed substantial doubt about the Company’s ability to continue as a going concern.

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

We expect to be able to secure capital through advances from our officers or principal shareholders in order to pay expenses such as filing fees, accounting fees and legal fees. We believe it will be difficult to secure capital in the future because we have no assets to secure debt and there is currently no trading market for our securities. We will need additional capital in the next twelve months and if we cannot raise such capital on acceptable terms, we may have to curtail our operations or terminate our business entirely.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The more significant estimates and assumptions by management include, among others, the accrual of potential liabilities and assumptions used in the valuation of share-based instruments issued for services.

CASH AND CASH EQUIVALENTS

Investments with original maturity of three months or less are considered to be cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At June 30, 2015 and June 30, 2014, the balance did not exceed the federally insured limit.

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

REVENUE

Revenue is recognized when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service has been delivered, and collectability is reasonably assured. In transactions in which the Company brokers a sale and determines that it was not the primary obligor in the arrangement, the Company records as net the commission earned from the transaction.

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

At June 30, 2015 and 2014, notes payable convertible into 1,940,000 and 157,962 shares of common stock, respectively has been excluded from the calculation of diluted loss per share as the effect is anti-dilutive.

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

CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $250,000 insurance limit. The Company does not anticipate incurring any losses related to these credit risks. The Company extends credit based on an evaluation of the customer's financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and intends to maintain allowances for anticipated losses, as required.

During the year ended June 30, 2015, 100% of our revenue was a commission from one customer in Asia, a related party.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is in the process of evaluating the impact of ASU 2014-09 on the Company’s financial statements and disclosures.

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, Compensation – Stock Compensation (Topic 718). The pronouncement was issued to clarify the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The pronouncement is effective for reporting periods beginning after December 15, 2015. The adoption of ASU 2014-12 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

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

NOTE 3. ADVANCES

The Company from time to time borrows from our officers, principal shareholders, or others, to pay general and administrative expenses. These advances are non-interest bearing, unsecured, and generally due upon demand. At June 30, 2015 and 2014, the Company was obligated for the following advances:

	June 30, 2015	June 30, 2014
Advances due to shareholder	$44,787	$—
Advances due to former President	24,000	49,000
Advances due to others	65,590	14,909
	$134,377	$63,909

At June 30, 2015, advances due to others includes $10,200 due June 3, 2016, that is convertible into 102,000 shares of common stock at the option of the holder.

NOTE 4. NON-REDEEMABLE CONVERTIBLE NOTE

On February 20, 2014, the Company agreed to exchange advances due an unrelated party for a note for $68,000. The note bears interest at 20% per annum, and is secured by all the assets of the Company. The note was originally due August 1, 2014 and has been was extended to August 1, 2015. The Company may prepay the note in readily available funds at any time prior to the maturity date. The Company has the right to convert the note into shares of the Company’s common stock at any time prior to the maturity date at a fixed price of $0.05 per share of common stock. At June 30, 2015, the face amount of the note plus accrued interest was $96,490 and is convertible into 1,929,800 shares of common stock. As it is the Company’s choice to convert the note into shares of the Company’s common stock or to pay the note in cash, the note is presented below current liabilities on the accompanying condensed consolidated balance sheets. In January 2015, the $25,000 of the note was assigned to another individual.

On issuance, the Company recognized a note discount of $68,000 related to a beneficial conversion feature because the closing price of the Company’s shares on the date issued was higher than the conversion price of $0.50 per share of common stock. The discount was amortized over the initial term of the note from February 20, 2014 to August 1, 2014. At June 30, 2014, the unamortized balance of the discount was $13,093. During the year ended June 30, 2015, $13,093 of discount amortization is included in interest expense, and at June 30, 2015, there was no remaining unamortized balance of the note discount.

On July 31, 2015, the Company delivered a cashier’s check to one of the note holders for $43,000 principal plus accrued interest. As of October 9, 2015 the note holder has not cashed the check and indicated he wants to convert the note into shares. The balance of $25,000 was not paid at maturity and is under negotiation to extend the due date.

NOTE 5. STOCKHOLDERS' EQUITY

Related party transactions

On May 22, 2015, the Company issued 40,000,000 shares of common stock to Ms. Lui Li as payment for the non-exclusive licensing rights in the “Pandaho” the Panda brand and other related names and intangibles. Immediately after the transaction Lui Li held 61.5% of the outstanding common stock of the Company. Based on Li’s 61.5% ownership percentage, Li in substance controlled the Pandaho intellectual property directly before and after the purchase of the Pandaho IP by the Company. Given this, the value of the intellectual property recorded at the date of acquisition was carried over at the historical cost to Li of zero.

On May 22, 2015, the Board authorized the issuance of 20,000,000 shares of common stock to Asia International Finance Holdings, Hong Kong for an unsecured, non-interest bearing note receivable with a face value of $5,000,000 due on December 31, 2016. The difference between the total fair value of the common shares issued of $6,000,000 and the purchase price of $5,000,000 is recorded as an operating expense for the year ended June 30, 2015. The note receivable is presented as stock subscription receivable in the balance sheet as a deduction from stockholders’ equity. The CEO of Asian International is also the President of Star Century Entertainment.

During the year ended June 30, 2015, the Company issued 3,000,000 shares of common stock valued at $1,890,000 to Mr. Peter Chin for services rendered for the Company on the merger and acquisition of the Company by Star Century Entertainment.

On May 22, 2015 the Company issued 650,000 shares of common stock valued in the aggregate at $195,000 to three members of management as signing bonuses for their employment contracts.

Other

During the year ended June 30, 2015, the Company issued 4,200,000 shares of common stock to unrelated consultants valued in aggregate at $1,290,000 for services,

NOTE 6. RELATED PARTY TRANSACTIONS

In May 2015, the Company sold 2,000 Pandaho themed products to an unrelated party, Beijing Rui He Jia Ye International for $100,000, and purchased the 2,000 Pandaho themed products from Beijing Yishengyuankai Culture Co., a company wholly owned by Li Lui, at a cost of $50,000. The Company determined that it was an agent and not the primary obligor in the arrangement and recorded the transaction as a net commission revenue of $50,000.

NOTE 7. INCOME TAXES

Income taxes differ from the amount that would be computed by applying the Federal statutory income tax rates of 34% as follows:

	2015	2014
Provision for income taxes:
Net loss	$(4,748,797)	$(125,999)
Adjustments:
Amortization of debt discount	13,093	—
Share based compensation	4,375,000	—
	(360,704)	(125,999)
Federal statutory income tax rate	34%	34%
Income tax expense (benefit)	(122,639)	(42,840)
Change in valuation allowance	122,639	42,840
	$—	$—

Deferred tax assets and liabilities consist of the following as of June 30:

	2015	2014
Deferred tax assets:
Net operating loss carry forwards	$225,114	$102,475
Less valuation allowance	(225,114)	(102,475)
Net deferred tax asset	$—	$—

The tax years 2009 through 2015 remain open to examination by the major taxing jurisdictions in which the Company operates. The Company expects no material changes to unrecognized tax positions within the next twelve months.

NOTE 7. SUBSEQUENT EVENTS

On September 4, 2014, the Board of Directors designated 100,000 shares of Series B Preferred Stock, par value $0.01. Each share of Series B Preferred Stock has the voting power of 5,000 common shares.

On January 8, 2015, Star Century Entertainment, Inc. owned 53.66% of the Company’s total outstanding shares of common stock. In the year ended June 30, 2015, the Company issued approximately 67.9 million shares of common stock for the licensing of the Pandaho intellectual property and for various services and at June 30, 2015, Star Century Entertainment, Inc. owned less than 1% of the Company’s common stock. On September 8, 2015, the Company issued 25,000 shares of Series B Preferred Stock to Star Century Entertainment, Inc. in settlement of $44,787 due it. The 25,000 shares of Series B Preferred Stock will have voting power of 125,000,000 common shares and will have significant influence over all matters requiring approval by our shareholders, but not requiring the approval of the minority shareholders. Because it will have the majority of voting rights, it will be able to elect all of the members of our board of directors, allowing it to exercise significant control of our affairs and management. In addition, it may transact most corporate matters requiring shareholder approval by written consent, without a duly-noticed and duly-held meeting of shareholders.

