Form 10-Q
period 2015-09-30
STAR CENTURY PANDAHO Corp
filed 2015-11-13
CIK 1470550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of November 13, 2015, the registrant had 68,252,650 outstanding shares of Common Stock.

2

STAR CENTURY PANDAHO CORPORATION

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STAR CENTURY PANDAHO CORPORATION
CONDENSED BALANCE SHEETS

	September 30,	June 30,
	2015	2015
Assets	(Unaudited)
Current assets:
Cash	$18,566	$15,291
Prepaid expenses	7,567	10,967
Total assets	$26,133	$26,258

Liabilities and Stockholders’ Deficiency
Current Liabilities:
Accounts payable and accrued liabilities	$148,414	$107,303
Accrued compensation	792,045	287,693
Advances (including $35,200 and $79,987 due to related parties at September 30, 2015 and June 30, 2015, respectively)	89,590	134,377
Convertible notes - related parties, net of debt discount of $70,555 and $0 at September 30, 2015 and June 30, 2015, respectively	12,445	—
Total current liabilities	1,042,494	529,373

Non-redeemable convertible note (including $37,164 and $35,474 due to related parties at September 30, 2015 and June 30, 2015, respectively)	37,164	96,490
Total liabilities	1,079,658	625,863

Commitments and contingencies

Stockholders' Deficiency :
Preferred stock; par value $0.01; 48,900,000 shares authorized, no shares issued and outstanding	—	—
Series A Convertible Preferred Stock; par value $0.01; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Series B Preferred Stock; par value $0.01; 100,000 shares authorized, 25,000 shares and 0 issued and outstanding at September 30, 2015 and June 30, 2015, respectively	250	—
Common stock; par value $0.001; 250,000,000 shares authorized, 68,252,650 issued and outstanding at September 30, 2015 and June 30, 2015, respectively	95,253	95,253
Additional paid-in capital	118,864,550	118,734,432
Notes receivable	(5,000,000)	(5,000,000)
Accumulated deficiency	(115,013,578)	(114,429,290)
Total stockholders' deficiency	(1,053,525)	(599,605)
Total liabilities and stockholders’ deficiency	$26,133	$26,258

The accompanying notes are an integral part of these condensed financial statements.

STAR CENTURY PANDAHO CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30, 2015	For the Three Months Ended September 30, 2014

Revenue	$—	$—
Costs and expenses:
Compensation	504,352	-
Administrative expenses	64,925	11,681
Loss from operations	(569,277)	(11,681)

Other income (expense)
Interest expense	(15,011)	(18,395)

Net loss	$(584,288)	$(30,076)

Net loss per share-basic and diluted	$(0.01)	$(0.07)

Weighted average shares outstanding-basic and diluted	68,252,650	402,510

The accompanying notes are an integral part of these condensed financial statements.

 STAR CENTURY PANDAHO CORPORATION

CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIENCY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015

(Unaudited)

	Common Shares	Common Stock	Preferred B Shares	Preferred B Stock	Additional Paid-in Capital	Accumulated Deficiency	Note Receivable	Total Stockholders’ Deficiency
Balance June 30, 2015	68,252,650	$95,253	—	$—	$118,734,432	$(114,429,290)	$(5,000,000)	$(599,605)

Preferred shares issued to settle $44,787 advances due to shareholder	—	—	25,000	250	44,537	—	—	44,787

Beneficial conversion feature associated with issued convertible notes	—	—	—	—	85,581	—	—	85,581

Net loss	—	—	—	—	—	(584,288)	—	(584,288)
Balance September 30, 2015 (Unaudited)	68,252,650	$95,253	25,000	$250	$118,864,550	$(115,013,578)	$(5,000,000)	$(1,053,525)

The accompanying notes are an integral part of these condensed financial statements.

STAR CENTURY PANDAHO CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three months	For the Three months
	Ended	Ended
	September 30,	September 30,
	2015	2014
Cash Flows from operating activities
Net loss	$(584,288)	$(30,076)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest	2,566	5,302
Amortization of debt discount	12,445	13,093
Changes in operating assets and liabilities
Prepaid expenses	3,400	—
Accounts payable and accrued liabilities	41,111	11,603
Accrued compensation	504,352	—
Net cash used in operating activities	(20,414)	(78)

Cash Flows from financing activities
Cash payment made on non-redeemable convertible note	(61,892)	—
Proceeds from issuance of convertible notes-related parties	85,581	—
Net cash provided by financing activities	23,689	—

Net increase (decrease) in cash	3,275	(78)
Cash, beginning of period	15,291	215
Cash, end of period	$18,566	$137

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$18,892	$—
Income taxes	$—	$—
NON-CASH FINANCING ACTIVITIES
Issuance of Series B Preferred Stock in settlement of advance due to a shareholder	$44,787	$—
Beneficial conversion feature associated with issued convertible notes	$85,581	$—
The accompanying notes are an integral part of these condensed financial statements.

STAR CENTURY PANDAHO CORPORATION

Notes to Condensed Financial Statements

Three months ended September 30, 2015 and 2014

(Unaudited)

NOTE 1. NATURE AND BACKGROUND OF BUSINESS

Star Century Pandaho Corporation ("the Company", “SCPD”) was organized under the laws of the State of Nevada on May 21, 2009. The Company was established as part of the Chapter 11 reorganization of AP Corporate Services, Inc. ("AP").

In January, 2015, Star Century Entertainment, Inc acquired 53.66% of total outstanding shares of the Company. In conjunction with gaining control of the Company, Star Century Entertainment elected three individuals to be the Company’s management, amended the Company’s Articles of Incorporation to (i) change the name of the Company to Star Century Pandaho Corporation (ii) effect a 1-for-5,000 reverse common stock split and (iii) decrease the Company’s authorized common stock to 150,000,000 shares, par value $0.001. On May 20, 2015, the Company’s Board of Directors and the majority shareholder amended the Company’s Articles of Incorporation to increase authorized common stock to 250,000,000 shares. All common stock share and per-share amounts for all periods presented in these financial statements have been adjusted retroactively to reflect the reverse stock split.

Pandaho the Panda is a cartoon styled character. On May 22, 2015, the Company secured certain licensing rights to the Pandaho character and brand though a licensing agreement with the creator of Pandaho, Ms. Liu Li. The Company’s aim is to build Pandaho into a competitive cartoon brand with Pandaho-themed merchandise and multi-media exhibitions.

Basis of presentation

The accompanying condensed financial statements are unaudited. These unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited interim condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015 filed with the SEC. The condensed balance sheet as of June 30, 2015 included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to fairly present the Company’s financial position and results of operations for the interim periods reflected. Unless noted, all adjustments contained herein are of a normal recurring nature. Results of operations for the fiscal periods presented herein are not necessarily indicative of fiscal year-end results.

Going concern

The Company’s condensed financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a stockholders’ deficiency and has experienced recurring operating losses and used cash in operating activities since inception. For the three months ended September 30, 2015, the Company had a net loss of $584,288 and used cash in operating activities of $20,414, and at September 30, 2015, had a working capital deficiency of $1,016,361 and stockholders’ deficiency of $1,053,525. Currently, the Company does not have significant cash or other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company’s officers and directors have committed to advancing certain operating costs of the Company. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The more significant estimates and assumptions by management include, among others, the accrual of potential liabilities, and the assumptions used in valuing share-based instruments issued for services.

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

At September 30, 2015 and 2014, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock as their effect would have been anti-dilutive:

	September 30, 2015	September 30, 2014
Common stock issuable upon conversion of convertible and non-redeemable convertible notes payable	1,599,090	168,566
Common stock issuable upon conversion of advances-due shareholder	102,000	—
Common stock issuable upon conversion of accrued compensation	800,045	—
Total	2,501,135	168,566

STOCK-BASED COMPENSATION

The Company may periodically issue shares of common stock, stock options, or warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by the FASB whereas the value of the award is measured on the date of grant and recognized over the vesting period. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the FASB whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

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

The estimated fair value of certain financial instruments, including cash and cash equivalents and accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments. The recorded value of the convertible notes-related parties and non-redeemable convertible note approximates its fair value based upon its effective interest rate.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 31, 2016. The Company is in the process of evaluating the impact of ASU 2014-09 on the Company’s financial statements and disclosures.

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

NOTE 3. ADVANCES

The Company from time to time borrows from our principal shareholders, or others, to pay expenses such as filing fees, accounting fees and legal fees. These advances are non-interest bearing, unsecured, and generally due upon demand. At September 30, 2015 and June 30, 2015, $10,200 of these advances due shareholders are due June 3, 2016, and are convertible into 102,000 shares of the Company’s common stock at a conversion price of $0.10 per share. At September 30, 2015 and June 30, 2015, the Company was obligated for the following advances:

	September 30, 2015 (unaudited)	June 30, 2015
Advances due to shareholders	$35,200	$79,987
Advances due to unrelated parties	54,390	54,390
	$89,590	$134,377

NOTE 4. CONVERTIBLE NOTES-RELATED PARTIES

	September 30 2015 (unaudited)	June 30, 2015
Balance due on convertible notes	$85,581	$—
Unamortized note discounts	(73,136)	—
Balance on convertible notes, net of note discounts	$12,445	$—

During the three months ended September 30, 2015, the Company issued four convertible notes for total proceeds of $85,581. The notes are unsecured, accrue interest at 10% per annum, are due through September 8, 2016, and are convertible into 855,810 shares of the Company’s common stock at a conversion price of $0.10 per share. The closing price of the Company’s common stock ranged from $0.53 per share to $0.71 per share on the dates the notes were issued. The Company determined that the notes contained a beneficial conversion feature of $85,581 since the market price of the Company’s common stock was higher than the conversion price of the notes when issued. The Company recorded the beneficial conversion feature as a discount (up to the face amount of the applicable note) to be amortized over the life of the related note. During the three months ended September 30, 2015, $12,445 of discount amortization is included in interest expense, and at September 30, 2015, there was an unamortized discount balance of $73,136 to be amortized through September 2016.

NOTE 5. NON-REDEEMABLE CONVERTIBLE NOTE

On February 20, 2014, the Company agreed to exchange advances due an unrelated party (the original note holder) for a note for $68,000. The note bears interest at 20% per annum, and is secured by all the assets of the Company. The note was originally due August 1, 2014 and has been was extended to August 1, 2016. The Company may prepay the note in readily available funds at any time prior to the maturity date. The Company has the right to convert the note into shares of the Company’s common stock at any time prior to the maturity date at a fixed price of $0.05 per share of common stock. In January 2015, $25,000 of the $68,000 principal and accrued interest was assigned to a related party of the Company by the original note holder. On July 31, 2015, the Company repaid $61,892 of principal and interest due to the original note holder. At September 30, 2015, the face amount of the note due to a related party plus accrued interest was $37,164 and is convertible into 743,280 shares of common stock. As it is the Company’s choice to convert the note into shares of the Company’s common stock or to pay the note in cash, the note is presented below current liabilities on the accompanying condensed balance sheets.

NOTE 6. STOCKHOLDERS' EQUITY

Designation and issuance of Series B Preferred stock

On September 4, 2015, the Company filed a Certificate of Designation designating the rights and restrictions of 100,000 shares of Series B Preferred stock, par value $0.01 pursuant to resolutions approved by the Company’s Board of Directors on June 11, 2015.

The holders of Series B Preferred stock are entitled to vote together with the holders of common stock, as a single class, upon all matters submitted to holders of common stock for a vote. Each share of Series B Preferred Stock has the voting power of 5,000 shares of common stock. The Series B Preferred stock is not convertible into common stock. In the event of any liquidation, dissolution or winding up of the Company, Series B Preferred stock shall have a liquidation preference to the common stock in the amount of par value per share.

On September 8, 2015, the Company issued 25,000 shares of Series B Preferred Stock in exchange for $44,787 due to Star Century Entertainment Corporation. The price per share of the Series B Preferred Stock was determined to be $0.73 per share, which was the closing price of the Company's common stock on September 8, 2015. The debt settled by the issuance of shares totaled $44,787. Based on $0.73 per share, this results in a valuation of the 25,000 shares of Series B Preferred Stock of $18,250. The difference of $26,537 is a gain on settlement of debt, which is recorded as a contribution to capital because it is a transaction between a principal shareholder of the Company and the Company. At September 30, 2015, there were 68,252,650 shares of common stock outstanding. Based on the voting rights of the Series B Preferred stock of 125,000,000 shares of common stock, Star Century Entertainment has the ability to elect our directors and determine the outcome of votes by our stockholders on corporate matters, including mergers, sales of our assets, charter amendments and other matters requiring stockholder approval.

NOTE 7. RELATED PARTY TRANSACTIONS

Compensation

Compensation and accrued compensation represent amounts recorded for employment contracts with three executives and a consulting agreement with a shareholder. Pursuant to the terms of these agreements, total annual compensation for services is $396,000. The executive or shareholder has the option to accept shares of the Company’s common stock in lieu of cash based on a 50% discount to the average stock price, as defined. For the three months ended September 30, 2015, the Company recorded $504,352 of compensation related to these agreements, which included $99,000 for the pro-rate accrual of annual compensation with the balance reflecting an expense for the value of the options to be paid in shares of common stock. At September 30, 2015, the executives and shareholder had the option to be paid in 800,045 shares of the Company’s common stock valued at $792,045. The option to accept shares of common stock in lieu of cash is accounted for at the intrinsic value of the potentially issuable common shares and is subject to adjustment at each reporting date based on the change in market value of the shares.

Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of this Quarterly Report on Form 10-Q, including any projections of earnings, revenue or other financial items, any statements regarding the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, any statements regarding expected benefits from any transactions and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risk and uncertainties, including, but not limited to, the risk factors set forth in “Part II, Item 1A – Risk Factors” below and for the reasons described elsewhere in this Quarterly Report on Form 10-Q. All forward looking statements and reasons why results may differ included in this report are made as of the date hereof and we do not intend to update any forward-looking statements except as required by law or applicable regulations. Except where the context otherwise requires, in this Quarterly Report on Form 10-Q, the “Company,” “Star Century Pandaho Corporation,”, “the Company ”, “we,” “us” and “our” refer to Star Century Pandaho Corporation, a Nevada corporation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

Company Overview

Star Century Pandaho Corporation (“the Company”) was organized under the laws of the State of Nevada on May 21, 2009. The Company was established as part of the Chapter 11 reorganization of AP Corporate Services, Inc. ("AP"). Under AP's Plan of Reorganization, as confirmed by the U.S. Bankruptcy Court for the Central District of California, the Company was organized to own and develop a professional journal devoted to radiology.

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

The Company’s headquarters are based in Las Vegas, Nevada with planned primary operation in Beijing, China. Our planned services, though to be offered globally, will initially be focused throughout China, surrounding Asia-Pacific countries, the United States and Canada. The Company’s business plan includes the establishment of officially licensed and professional fan clubs for celebrities and selected brands that will engage in event management, talent shows, brand and image licensing and associated product distribution, music festivals, and multi-media productions such as movies, television shows and web channel content. Within our planned services we also intend to utilize our license rights to the character and brand Pandaho, not only for the above referenced activities but also for Pandaho (Panda) themed areas as well branding, toys, art, entertainment and e-commerce.

The Company is optimistic about the opportunity to utilize the Pandaho brand. The associated Panda image is a national treasure of China. The Company plans to develop and launch appropriate commercial, philanthropic and cultural activities as a part of the comprehensive brand development of Pandaho, the Panda. The Company believes that Pandaho, the Panda, brand is an excellent entry point for the implementation of the Company’s business plan.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2014

REVENUES

For the three months ended September 30, 2015 and 2014, we had no revenues. We are completely dependent upon the willingness of our management to fund our operations by way of loans or advances from our Chief Executive Officer, shareholders and others.

OPERATING COSTS

Compensation was $504,352 for the three months ended September 30, 2015, compared to $0 for the three months ended September 30, 2014. The increase in compensation is due to employment contracts with three executives and a consulting agreement with a shareholder entered into during 2015. Pursuant to the terms of these agreements, total annual compensation for services is $396,000. The executive or shareholder have the option to accept shares of the Company’s common stock in lieu of cash based on a 50% discount to the average stock price, as defined. For the three months ended September 30, 2015, the Company recorded $504,352 of compensation related to these agreements, which included $99,000 for accrual of annual compensation with the balance reflecting the value of the options to be paid in shares of common stock. At September 30, 2015, the executives and shareholder had the option to be paid in 800,045 shares of the Company’s common stock valued at $792,045.

Administrative expenses were $64,925 for the three months ended September 30, 2015, compared to $11,681 for the three months ended September 30, 2014. Included in administrative expenses for the three months ended September 30, 2015 are $29,377 of payroll taxes, compared to no payroll taxes in 2014. Other increases in total administrative costs for the three months ended September 30, 2015 compared to 2014 are due to increases in accounting, audit, legal and transfer agent costs related to SEC compliance, and investor relation expenses.

OTHER INCOME (EXPENSE)

Other income (expense) includes interest expense of $15,011 for the three months ended September 30, 2015 and interest expense of $18,395 for the three months ended September 30, 2014.

NET LOSS

Our net losses for the three months ended September 30, 2015 and 2014 were $584,288 and $30,076, respectively. Our losses increased in the current year primarily because of an increase in administrative, professional fees and amortization on debt discount offset by decrease in interest expense.

LIQUIDITY

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As of September 30, 2015, we had cash of $18,566 and total liabilities of $1,079,658. Our cash flows from operating activities for the three months ended September 30, 2015 resulted in cash used of $20,414. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations. Our cash flow provided by financing activities for the three months ended September 30, 2015 was $23,689. The Company has a working capital deficiency of $1,016,361 and a stockholders’ deficiency of $1,053,525 at September 30, 2015. Primarily as a result of our recurring losses and our lack of liquidity, we have received a report from our independent registered public accounting firm for our financial statements for the year ended June 30, 2015 that included an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern.

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

 Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a stockholders’ deficiency and has experienced recurring operating losses and negative operating cash flows since inception. As reflected in the accompanying financial statements, the Company had a net loss of $584,288 for the three months September 30, 2015, and had a working capital deficiency of $1,016,361 and a stockholders’ deficiency of $1,053,525 at September 30, 2015. Currently, the Company does not have significant cash or other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. Primarily as a result of our recurring losses and our lack of liquidity, the Company’s independent registered public accounting firm, in their report on our financial statements for the year ending June 30, 2015, expressed substantial doubt about the Company’s ability to continue as a going concern.

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

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending June 30, 2016, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

NONE.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

Except as so indicated in Exhibits 32.1 and 32.2, the following exhibits are filed as part of, or incorporated by reference, to this Quarterly Report on Form 10-Q.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Articles of Incorporation		10/A#2		3.1	11/5/2009
3.2	Bylaws		10/A #2		3.2	11/5/2009
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101	Interactive Data Files for the Star Century Pandaho Corporation Form 10Q for the period ended September 30, 2015	X

 SIGNATURE

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAR CENTURY PANDAHO CORPORATION

Date: November 13, 2015	By:	/s/ Fen Xing
Fen Xing Chief Executive Officer, Secretary, Treasurer and Director (Principal Executive Officer, Principal Accounting and Financial Officer)

