Form 10-Q
period 2015-12-31
STAR CENTURY PANDAHO Corp
filed 2016-02-11
CIK 1470550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

or

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

As of February 10, 2016, the registrant had 68,252,650 outstanding shares of Common Stock.

2

STAR CENTURY PANDAHO CORPORATION

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STAR CENTURY PANDAHO CORPORATION
CONDENSED BALANCE SHEETS

	As of	As of
	December 31,	June 30,
	2015	2015
Assets	(Unaudited)
Current assets:
Cash	$3,234	$15,291
Prepaid expenses	4,266	10,967
Total assets	$7,500	$26,258

Liabilities and Stockholders’ Deficiency
Current Liabilities:
Accounts payable and accrued liabilities	$141,844	$107,303
Accrued compensation	1,200,748	287,693
Advances (including $25,000 and $79,987 due to related parties at December 31, 2015 and June 30, 2015, respectively)	79,390	134,377
Convertible notes - related parties, net of debt discount of $72,539 and $0 at December 31, 2015 and June 30, 2015, respectively	48,242	—
Total current liabilities	1,470,224	529,373

Non-redeemable convertible note (including $38,973 and $35,474 due to related parties at December 31, 2015 and June 30, 2015, respectively)	38,973	96,490
Total liabilities	1,509,197	625,863

Commitments and contingencies

Stockholders' Deficiency :
Preferred stock; par value $0.01; 48,900,000 shares authorized, no shares issued and outstanding	—	—
Series A Convertible Preferred Stock; par value $0.01; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Series B Preferred Stock; par value $0.01; 100,000 shares authorized, 25,000 shares and 0 issued and outstanding at December 31, 2015 and June 30, 2015 respectively	250	—
Common stock; par value $0.001; 250,000,000 shares authorized, 68,252,650 issued and outstanding at December 31, 2015 and June 30, 2015 respectively	95,253	95,253
Additional paid-in capital	118,889,550	118,734,432
Notes receivable	(5,000,000)	(5,000,000)
Accumulated deficiency	(115,486,750)	(114,429,290)
Total stockholders' deficiency	(1,501,697)	(599,605)
Total liabilities and stockholders’ deficiency	$7,500	$26,258

The accompanying notes are an integral part of these condensed financial statements.

STAR CENTURY PANDAHO CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended December 31, 2015	For the Three Months Ended December 31, 2014	For the Six Months Ended December 31, 2015	For the Six Months Ended December 31, 2014

Revenue	$—	$—	$—	$—

Costs and expenses:
Compensation	408,888	—	913,055	—
Administrative expenses	36,877	12,024	101,988	23,705
Loss from operations	445,765	12,024	1,015,043	23,705

Other income (expense)
Interest expense	(27,406)	(4,114)	(42,417)	(22,509)

Net loss	$(473,171)	$(16,138)	$(1,057,460)	$(46,214)

Net loss per share-basic and diluted	$(0.01)	$(0.04)	$(0.02)	$(0.11)

Weighted average shares outstanding-basic and diluted	68,252,550	402,510	68,252,550	402,510

The accompanying notes are an integral part of these condensed financial statements.

 STAR CENTURY PANDAHO CORPORATION

CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIENCY

FOR THE SIX MONTHS ENDED DECEMBER 31, 2015

(Unaudited)

	Common Shares	Common Stock	Preferred B Shares	Preferred B Stock	Additional Paid-in Capital	Accumulated Deficiency	Note Receivable	Total Stockholders’ Deficiency
Balance June 30, 2015	68,252,650	$95,253	—	$—	$118,734,432	$(114,429,290)	$(5,000,000)	$(599,605)

Preferred shares issued to settle $44,787 advances due to shareholder	—	—	25,000	250	44,537	—	—	44,787
Beneficial conversion feature associated with issued convertible notes	—	—	—	—	110,581	—	—	110,581

Net loss	—	—	—	—	—	(1,057,460)	—	(1,057,460)
Balance December 31, 2015 (Unaudited)	68,252,650	$95,253	25,000	$250	$118,889,550	$(115,486,750)	$(5,000,000)	$(1,501,697)

The accompanying notes are an integral part of these condensed financial statements.

STAR CENTURY PANDAHO CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months	For the Six Months
	Ended	Ended
	December 31,	December 31,
	2015	2014
Cash Flows from operating activities
Net loss	$(1,057,460)	$(46,214)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest	4,375	—
Amortization of debt discount	38,042	13,093
Changes in operating assets and liabilities
Prepaid expenses	6,701	1,375
Accounts payable and accrued liabilities	34,541	6,693
Accrued interest on redeemable secured note payable		9,416
Accrued compensation	913,055	—
Net cash used in operating activities	(60,746)	(15,637)

Cash Flows from financing activities
Advances from shareholder	—	15,481
Cash payment made on non-redeemable convertible note	(61,892)	—
Proceeds from issuance of convertible notes-related parties	110,5811	—
Net cash provided by financing activities	48,689	15,481

Net increase (decrease) in cash	(12,057)	(156)
Cash, beginning of period	15,291	215
Cash, end of period	$3,234	$59

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—
NON-CASH FINANCING ACTIVITIES
Issuance of Series B Preferred Stock in settlement of advance due to a shareholder	$44,787	$—
Beneficial conversion feature associated with issued convertible notes	$110,581	$—
Reclassification of advances to convertible notes	$10,200	$—

 The accompanying notes are an integral part of these condensed financial statements.

STAR CENTURY PANDAHO CORPORATION

Notes to Condensed Financial Statements

Three and Six months ended December 31, 2015 and 2014

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

GOING CONCERN

The Company’s condensed financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the six months ended December 31, 2015, the Company incurred a net loss of $1,057,460 and used cash in operating activities of $60,746, and at December 31, 2015, had a working capital deficiency of $1,462,724 and a stockholders’ deficiency of $1,501,697.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s independent registered public accounting firm, in their report on the Company’s financial statements for the year ending June 30, 2015, expressed substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result be necessary if the Company is unable to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and to ultimately achieve profitable operations. Currently, the Company does not have significant cash or other material assets, nor does it have operations or a source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. Over the next 12 months, the Company expects to expend up to approximately $100,000 for legal, accounting and administrative costs. The Company’s officers or principal shareholders have committed to making advances or loans to pay for these legal, accounting, and administrative costs. The Company has not yet determined the amount of cash that will be necessary to fund its planned operations in China.

The Company hopes to be able to attract suitable investors for our business plan, which will not require us to use our cash. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case or equity financing.

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

At December 31, 2015 and 2014, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock as their effect would have been anti-dilutive:

	December 31, 2015	December 31, 2014
Common stock issuable upon conversion of convertible and non-redeemable convertible notes payable	1,987,270	176,794
Common stock issuable upon conversion of accrued compensation	1,212,877	—
Total	3,200,147	176,794

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted on in annual reporting periods beginning after December 31, 2016. The Company is in the process of evaluating the impact of ASU 2014-09 on the Company’s financial statements and disclosures.

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

NOTE 3. ADVANCES

The Company from time to time borrows from our principal shareholders, or others, to pay expenses such as filing fees, accounting fees and legal fees. These advances are non-interest bearing, unsecured, and generally due upon demand. At December 31, 2015 and June 30, 2015, the Company was obligated for the following advances:

	December 31, 2015 (unaudited)	June 30, 2015
Advances due to shareholders	$25,000	$79,987
Advances due to unrelated parties	54,390	54,390
	$79,390	$134,377

NOTE 4. CONVERTIBLE NOTES-RELATED PARTIES

	December 31 2015 (unaudited)	June 30, 2015
Balance due on convertible notes	$120,781	$—
Unamortized note discounts	(72,539)	—
Balance on convertible notes, net of note discounts	$48,242	$—

During the six months ended December 31, 2015, the Company issued seven convertible notes for total proceeds of $110,581. The notes are unsecured, accrue interest at 10% per annum, are due through December 12, 2016, and are convertible into 1,105,810 shares of the Company’s common stock at a conversion price of $0.10 per share. The closing price of the Company’s common stock ranged from $0.53 per share to $0.81 per share on the dates the notes were issued. The Company determined that the notes contained a beneficial conversion feature of $110,581 since the market price of the Company’s common stock was higher than the conversion price of the notes when issued. The Company recorded the beneficial conversion feature as a discount (up to the face amount of the applicable note) to be amortized over the life of the related note. During the three and six months ended December 31, 2015, $25,597 and $38,042 of discount amortization is included in interest expense, respectively, and at December 31, 2015, there was an unamortized discount balance of $72,539 to be amortized through September 2016. In addition, at December 31, 2015, $10,200 of advances due to shareholders that are convertible into 102,000 shares of the Company’s common stock at a conversion price of $0.10 per share are included in the balance due on convertible notes. The advances are unsecured, noninterest bearing, and due June 3, 2016.

NOTE 5. NON-REDEEMABLE CONVERTIBLE NOTE

On February 20, 2014, the Company agreed to exchange advances due an unrelated party, the original note holder, for a note for $68,000. The note bears interest at 20% per annum, and is secured by all the assets of the Company. The note was originally due August 1, 2014 and has been was extended to August 1, 2016. The Company may prepay the note in readily available funds at any time prior to the maturity date. The Company has the right to convert the note into shares of the Company’s common stock at any time prior to the maturity date at a fixed price of $0.05 per share of common stock. In January 2015, $25,000 of the $68,000 principal and accrued interest was assigned to a related party of the Company by the original note holder. On July 31, 2015, the Company repaid $61,892 of principal and interest due to the original not holder. At December 31, 2015, the face amount of the note, due to a related party, plus accrued interest was $38,973 and is convertible into 779,460 shares of common stock. As it is the Company’s choice to convert the note into shares of the Company’s common stock or to pay the note in cash, the note is presented below current liabilities on the accompanying condensed balance sheets.

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

On September 8, 2015, the Company issued 25,000 shares of Series B Preferred Stock in exchange for $44,787 due to Star Century Entertainment Corporation. The price per share of the Series B Preferred Stock was determined to be $0.73 per share, which was the closing price of the Company's common stock on September 8, 2015. The debt settled by the issuance of shares totaled $44,787. Based on $0.73 per share, this results in a valuation of the 25,000 shares of Series B Preferred Stock of $18,250. The difference of $26,537 is a gain on settlement of debt, which is recorded as a contribution to capital because it is a transaction between a principal shareholder of the Company and the Company. At December 31, 2015, there were 68,252,650 shares of common stock outstanding. Based on the voting rights of the Series B Preferred stock of 125,000,000 shares of common stock, Star Century Entertainment has the ability to elect our directors and determine the outcome of votes by our stockholders on corporate matters, including mergers, sales of our assets, charter amendments and other matters requiring stockholder approval.

NOTE 7. RELATED PARTY TRANSACTIONS

Compensation and accrued compensation represent amounts recorded for employment contracts with three executives and a consulting agreement with a shareholder. Pursuant to the terms of these agreements, total annual compensation for services is $396,000 (“cash compensation”), and the executives and shareholder have the option to accept shares of the Company’s common stock in lieu of cash based on a 50% discount to the average stock price, as defined. The option to accept shares of common stock in lieu of cash is accounted for at the intrinsic value of the potentially issuable common shares and is subject to adjustment at each reporting date based on the change in market value of the shares. At December 31, 2015, accrued cash compensation totaled $485,151, which, if the executives and shareholder elected to be paid in shares of common stock, would result in the issuance of 1,212,877 shares of the Company’s common stock valued at $1,200,748. Accordingly, at December 31, 2015, the Company has recorded accrued compensation of $1,200,748. For the three and six months ended December 31, 2015, the Company recorded $408,888 and $913,055 of compensation, respectively, related to these agreements, which included $98,729 and $197,458, respectively, for the pro-rata accrual of annual cash compensation, with the balance reflecting an expense for the value that could be paid in shares of common stock.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2015 AND 2014

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

Cooperation Agreement

On November 1, 2015, the Company entered into a cooperation agreement with Pisona Tour Company Limited (“Pisona”) that outlines the intentions of the Company and Pisona in relation to Patong Bay Hill, a master planned community and hotel being developed in Thailand by Pisona. Under the agreement, the Company has agreed to allow Pisona to use the “Pandaho” trademark as the hotel’s mascot, and to sell “Pandaho” products under a license agreement to be negotiated. The agreement has an initial term of five years. At December 31, 2015, the Company and Pisona have not engaged in any licensed product activity.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2015 COMPARED WITH THE THREE MONTHS ENDED DECEMBER 31, 2014

REVENUES

For the three months ended December 31, 2015 and 2014, we had no revenues. We are completely dependent upon the willingness of our management to fund our operations by way of loans or advances from our Chief Executive Officer, shareholders and others.

COSTS AND EXPENSES

Compensation was $408,888 for the three months ended December 31, 2015, compared to $0 for the three months ended December 31, 2014. The increase in compensation is due to employment contracts with three executives and a consulting agreement with a shareholder entered into during 2015. Pursuant to the terms of these agreements, total annual compensation for services is $396,000. The executive or shareholder have the option to accept shares of the Company’s common stock in lieu of cash based on a 50% discount to the average stock price, as defined. For the three months ended December 31, 2015, the Company recorded $408,888 of compensation related to these agreements, which included $98,729 for accrual of annual compensation with the balance reflecting an expense for the value that could be paid in shares of common stock.

Administrative expenses were $36,877 for the three months ended December 31, 2015, compared to $12,024 for the three months ended December 31, 2014. Included in administrative expenses for the three months ended December 31, 2015 are $7,553 of payroll taxes, compared to no payroll taxes in 2014. Other increases in total administrative costs for the three months ended December 31, 2015 compared to 2014 are due to increases in accounting, audit, legal and transfer agent costs related to SEC compliance, and investor relation expenses.

OTHER INCOME (EXPENSE)

Other income (expense) includes interest expense of $27,406 for the three months ended December 31, 2015 and interest expense of $4,114 for the three months ended December 31, 2014.

NET LOSS

Our net losses for the three months ended December 31, 2015 and 2014 were $473,171 and $16,138, respectively. Our losses increased in the current year primarily because of an increase in compensation, administrative, professional fees, amortization on debt discount and interest expense.

SIX MONTHS ENDED DECEMBER 31, 2015 COMPARED WITH THE SIX MONTHS ENDED DECEMBER 31, 2014

REVENUES

For the six months ended December 31, 2015 and 2014, we had no revenues. We are completely dependent upon the willingness of our management to fund our operations by way of loans or advances from our Chief Executive Officer, shareholders and others.

OPERATING COSTS

Compensation was $913,055 for the six months ended December 31, 2015, compared to $0 for the six months ended December 31, 2014. The increase in compensation is due to employment contracts with three executives and a consulting agreement with a shareholder entered into during 2015. Pursuant to the terms of these agreements, total annual compensation for services is $396,000. The executive or shareholder have the option to accept shares of the Company’s common stock in lieu of cash based on a 50% discount to the average stock price, as defined. For the six months ended December 31, 2015, the Company recorded $913,055 of compensation related to these agreements, which included $197,458 for accrual of annual compensation with the balance reflecting an expense for the value that could be paid in shares of common stock.

Administrative expenses were $101,988 for the six months ended December 31, 2015, compared to $23,705 for the six months ended December 31, 2014. Included in administrative expenses for the six months ended December 31, 2015 are $37,114 of payroll taxes, compared to no payroll taxes in 2014. Other increases in total administrative costs for the six months ended December 31, 2015 compared to 2014 are due to increases in accounting, audit, legal and transfer agent costs related to SEC compliance, and investor relation expenses.

OTHER INCOME (EXPENSE)

Other income (expense) includes interest expense of $42,417 for the six months ended December 31, 2015 and interest expense of $22,509 for the six months ended December 31, 2014.

NET LOSS

Our net losses for the six months ended December 31, 2015 and 2014 were $1,057,460 and $46,214, respectively. Our losses increased in the current year primarily because of an increase in compensation, administrative, professional fees, and amortization on debt discount and interest expense.

LIQUIDITY

As of December 31, 2015, we had cash of $3,234, a decrease of $12,057 compared to $15,291 at June 30, 2015. Net cash used in operating activities for the six month ended December 31, 2015 was $60,746 compared to $15,637 cash used in operating activities in the same period of the prior year. Cash used in operations during the six months ended December 30, 2015 was primarily due to our net loss in the period offset by non-cash charges and an increase in accrued compensation. Net cash provided by financing activities of $48,689 during the six months ended December 31, 2015 was primarily due to proceeds received from notes payable of $110,581 offset by payments on notes payable of $61,892. During the same period of the prior year, net cash provided by financing activities of $15,481 was from advances made by a shareholder.

The Company’s condensed financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the six months ended December 31, 2015, the Company incurred a net loss of $1,057,460 and used cash in operating activities of $60,746, and at December 31, 2015, had a working capital deficiency of $1,462,724 and a stockholders’ deficiency of $1,501,697.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s independent registered public accounting firm, in their report on the Company’s financial statements for the year ending June 30, 2015, expressed substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result be necessary if the Company is unable to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and to ultimately achieve profitable operations. Currently, the Company does not have significant cash or other material assets, nor does it have operations or a source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. Over the next 12 months, the Company expects to expend up to approximately $100,000 for legal, accounting and administrative costs. The Company’s officers or principal shareholders have committed to making advances or loans to pay for these legal, accounting, and administrative costs. The Company has not yet determined the amount of cash that will be necessary to fund its planned operations in China.

The Company hopes to be able to attract suitable investors for our business plan, which will not require us to use our cash. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case or equity financing.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

See Footnote 2 of condensed financial statements for a discussion of recently issued accounting standards.

Critical Accounting Policies

Revenue

Revenue is recognized when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service has been delivered, and collectability is reasonably assured. In transactions in which the Company brokers a sale and determines that it was not the primary obligor in the arrangement, the Company records as net the commission earned from the transaction.

Stock-Based Compensation:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Articles of Incorporation		10/A#2		3.1	11/5/2009
3.2	Bylaws		10/A #2		3.2	11/5/2009
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101	Interactive Data Files for the Star Century Pandaho Corporation Form 10Q for the period ended December 31, 2015	X

 SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAR CENTURY PANDAHO CORPORATION

Date: February 10, 2016	By:	/s/ Fen Xing
Fen Xing Chief Executive Officer, Secretary, Treasurer and Director (Principal Executive Officer, Principal Accounting and Financial Officer)

