Form 10-Q
period 2016-03-31
STAR CENTURY PANDAHO Corp
filed 2016-05-13
CIK 1470550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

As of May 13, 2016, the registrant had 68,252,650 outstanding shares of Common Stock.

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

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STAR CENTURY PANDAHO CORPORATION
CONDENSED BALANCE SHEETS

	As of	As of
	March 31,	June 30,
	2016	2015
Assets	(Unaudited)
Current assets:
Cash	$1,330	$15,291
Prepaid expenses	1,667	10,967
Total current assets	$2,997	$26,258

Liabilities and Stockholders’ Deficiency
Current Liabilities:
Accounts payable and accrued liabilities	$153,836	$107,303
Accrued compensation	1,165,589	287,693
Advances (including $25,000 and $79,987 due to related parties at March 31, 2016 and June 30, 2015, respectively)	79,390	134,377
Convertible notes - related parties, net of debt discount of $48,372 and $0 at March 31, 2016 and June 30, 2015, respectively	76,716	—
Total current liabilities	1,475,531	529,373

Non-redeemable convertible note (including $40,762 and $35,474 due to related parties at March 31, 2016 and June 30, 2015, respectively)	40,762	96,490
Total liabilities	1,516,293	625,863

Commitments and contingencies

Stockholders' Deficiency :
Preferred stock; par value $0.01; 48,900,000 shares authorized, no shares issued and outstanding	—	—
Series A Convertible Preferred Stock; par value $0.01; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Series B Preferred Stock; par value $0.01; 100,000 shares authorized, 25,000 shares and 0 issued and outstanding at March 31, 2016 and June 30, 2015 respectively	250	—
Common stock; par value $0.001; 250,000,000 shares authorized, 68,252,650 issued and outstanding at March 31, 2016 and June 30, 2015 respectively	95,253	95,253
Additional paid-in capital	118,894,550	118,734,432
Notes receivable	(5,000,000)	(5,000,000)
Accumulated deficiency	(115,503,349)	(114,429,290)
Total stockholders' deficiency	(1,513,296)	(599,605)
Total liabilities and stockholders’ deficiency	$2,997	$26,258

See accompanying notes.

STAR CENTURY PANDAHO CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015	For the Nine months Ended March 31, 2016	For the Nine months Ended March 31, 2015

Revenue	$—	$—	$—	$—

Costs and expenses:
Compensation	195,288	—	877,896	—
Administrative expenses	21,497	19,786	123,484	43,491
Loss from operations	216,785	19,786	1,001,380	43,491

Other income (expense)
Interest expense	(30,262)	(4,024)	(72,679)	(26,533)

Net loss	$(247,047)	$(23,810)	$(1,074,059)	$(70,024)

Net loss per share-basic and diluted	$(0.00)	$(0.06)	$(0.02)	$(0.17)

Weighted average shares outstanding-basic and diluted	68,252,650	402,650	68,252,650	402,650

See accompanying notes.

 STAR CENTURY PANDAHO CORPORATION

CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIENCY

FOR THE NINE MONTHS ENDED MARCH 31, 2016

(Unaudited)

	Common Shares	Common Stock	Preferred B Shares	Preferred B Stock	Additional Paid-in Capital	Accumulated Deficiency	Note Receivable	Total Stockholders’ Deficiency
Balance June 30, 2015	68,252,650	$95,253	—	$—	$118,734,432	$(114,429,290)	$(5,000,000)	$(599,605)

Preferred shares issued to settle $44,787 advances due to shareholder	—	—	25,000	250	44,537	—	—	44,787
Beneficial conversion feature associated with issued convertible notes	—	—	—	—	115,581	—	—	115,581

Net loss	—	—	—	—	—	(1,074,059)	—	(1,074,059)
Balance March 31, 2016 (Unaudited)	68,252,650	$95,253	25,000	$250	$118,894,550	$(115,503,349)	$(5,000,000)	$(1,513,296)

See accompanying notes.

STAR CENTURY PANDAHO CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine months	For the Nine months
	Ended	Ended
	March 31,	March 31,
	2016	2015
Cash Flows from operating activities
Net loss	$(1,074,059)	$(70,024)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest	6,165	13,440
Amortization of debt discount	66,515	13,093
Changes in operating assets and liabilities
Prepaid expenses	9,300	475
Accounts payable and accrued liabilities	46,533	5,693
Accrued interest on redeemable secured note payable	—	—
Accrued compensation	877,896	—
Net cash used in operating activities	(67,650)	(37,323)

Cash Flows from financing activities
Advances from shareholder	—	38,094
Cash payment made on non-redeemable convertible note	(61,892)	—
Proceeds from issuance of convertible notes-related parties	115,5811	—
Net cash provided by financing activities	53,689	38,094

Net increase (decrease) in cash	(13,961)	771
Cash, beginning of period	15,291	215
Cash, end of period	$1,330	$986

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—
NON-CASH FINANCING ACTIVITIES
Issuance of Series B Preferred Stock in settlement of advance due to a shareholder	$44,787	$—
Beneficial conversion feature associated with issued convertible notes	$115,581	$—
Reclassification of advances to convertible notes	$10,200	$—
See accompanying notes.

STAR CENTURY PANDAHO CORPORATION

Notes to Condensed Financial Statements

Three and Nine months ended March 31, 2016 and 2015

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

GOING CONCERN

The Company’s condensed financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the nine months ended March 31, 2016, the Company incurred a net loss of $1,074,059 and used cash in operating activities of $67,650, and at March 31, 2016, had a stockholders’ deficiency of $1,513,296. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s independent registered public accounting firm, in their report on the Company’s financial statements for the year ending June 30, 2015, expressed substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result be necessary if the Company is unable to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and to ultimately achieve profitable operations. Currently, the Company does not have significant cash or other material assets, nor does it have operations or a source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. Over the next 12 months, the Company expects to expend up to approximately $50,000 for legal, accounting and administrative costs. The Company’s officers or principal shareholders have committed to making advances or loans to pay for these legal, accounting, and administrative costs. The Company has not yet determined the amount of cash that will be necessary to fund its planned operations in China.

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

At March 31, 2016 and 2015, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock as their effect would have been anti-dilutive:

	March 31, 2016	March 31, 2015
Common stock issuable upon conversion of convertible and non-redeemable convertible notes payable	2,073,050	176,794
Common stock issuable upon conversion of accrued compensation	2,331,178	—
Total	4,404,228	176,794

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

The estimated fair value of certain financial instruments, including cash and cash equivalents and accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments. The recorded values of the convertible notes-related parties and non-redeemable convertible note approximates their fair values based upon their effective interest rates.

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

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases. ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the expected impact that the standard could have on its financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 3. ADVANCES

The Company from time to time borrows from our principal shareholders, or others, to pay expenses such as filing fees, accounting fees and legal fees. These advances are non-interest bearing, unsecured, and generally due upon demand. At March 31, 2016 and June 30, 2015, the Company was obligated for the following advances:

	March 31, 2016 (unaudited)	June 30, 2015
Advances due to shareholders	$25,000	$79,987
Advances due to unrelated parties	54,390	54,390
	$79,390	$134,377

NOTE 4. CONVERTIBLE NOTES-RELATED PARTIES

	March 31, 2016 (unaudited)	June 30, 2015
Balance due on convertible notes	$125,781	$—
Unamortized note discounts	(49,065)	—
Balance on convertible notes, net of note discounts	$76,716	$—

During the nine months ended March 31, 2016, the Company issued seven convertible notes for total proceeds of $115,581. The notes are unsecured, accrue interest at 10% per annum, are due through January 24, 2017, and are convertible into 1,155,810 shares of the Company’s common stock at a conversion price of $0.10 per share. The closing price of the Company’s common stock ranged from $0.53 per share to $0.81 per share on the dates the notes were issued. The Company determined that the notes contained a beneficial conversion feature of $115,581 since the market price of the Company’s common stock was higher than the conversion price of the notes when issued. The Company recorded the beneficial conversion feature as a discount (up to the face amount of the applicable note) to be amortized over the life of the related note. During the three and nine months ended March 31, 2016, $28,473 and $66,515 of discount amortization is included in interest expense, respectively, and at March 31, 2016, there was an unamortized discount balance of $48,372 to be amortized through January 2017. In addition, at March 31, 2016, $10,200 of advances due to shareholders that are convertible into 102,000 shares of the Company’s common stock at a conversion price of $0.10 per share are included in the balance due on convertible notes. The advances are unsecured, noninterest bearing, and due June 3, 2016.

NOTE 5. NON-REDEEMABLE CONVERTIBLE NOTE

On February 20, 2014, the Company agreed to exchange advances due an unrelated party, the original note holder, for a note for $68,000. The note bears interest at 20% per annum, and is secured by all the assets of the Company. The note was originally due August 1, 2014 and has been was extended to August 1, 2016. The Company may prepay the note in readily available funds at any time prior to the maturity date. The Company has the right to convert the note into shares of the Company’s common stock at any time prior to the maturity date at a fixed price of $0.05 per share of common stock. In January 2015, $25,000 of the $68,000 principal and accrued interest was assigned to a related party of the Company by the original note holder. On July 31, 2015, the Company repaid $61,892 of principal and interest due to the original note holder. At March 31, 2016, the face amount of the note, due to a related party, plus accrued interest was $40,762 and is convertible into 815,240 shares of common stock. As it is the Company’s choice to convert the note into shares of the Company’s common stock or to pay the note in cash, the note is presented below current liabilities on the accompanying condensed balance sheets.

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

On September 8, 2015, the Company issued 25,000 shares of Series B Preferred Stock in exchange for $44,787 due to Star Century Entertainment Corporation. The price per share of the Series B Preferred Stock was determined to be $0.73 per share, which was the closing price of the Company's common stock on September 8, 2015. The debt settled by the issuance of shares totaled $44,787. Based on $0.73 per share, this results in a valuation of the 25,000 shares of Series B Preferred Stock of $18,250. The difference of $26,537 is a gain on settlement of debt, which is recorded as a contribution to capital because it is a transaction between a principal shareholder of the Company and the Company. At March 31, 2016, there were 68,252,650 shares of common stock outstanding. Based on the voting rights of the Series B Preferred stock of 125,000,000 shares of common stock, Star Century Entertainment has the ability to elect our directors and determine the outcome of votes by our stockholders on corporate matters, including mergers, sales of our assets, charter amendments and other matters requiring stockholder approval.

NOTE 7. RELATED PARTY TRANSACTIONS

Compensation and accrued compensation represent amounts recorded for employment contracts with three executives and a consulting agreement with a shareholder. Pursuant to the terms of these agreements, total annual compensation for services is $396,000 (“cash compensation”), and the executives and shareholder have the option to accept shares of the Company’s common stock in lieu of cash based on a 50% discount to the average stock price, as defined. The option to accept shares of common stock in lieu of cash is accounted for at the intrinsic value of the potentially issuable common shares and is subject to adjustment at each reporting date based on the change in market value of the shares. At March 31, 2016, accrued cash compensation totaled $582,795, which, if the executives and shareholder elected to be paid in shares of common stock, would result in the issuance of 2,331,178 shares of the Company’s common stock valued at $1,165,589. Accordingly, at March 31, 2016, the Company has recorded accrued compensation of $1,165,589. For the three and nine months ended March 31, 2016, the Company recorded $195,288 and $877,896 of compensation, respectively, related to these agreements, which included $97,644 and $295,101, respectively, for the pro-rata accrual of annual cash compensation, with the balance reflecting an expense for the value that could be paid in shares of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2016 AND 2015

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

The Company’s headquarters are based in Las Vegas, Nevada with planned primary operation in Beijing, China. Our planned services, though to be offered globally, will initially be focused throughout China, surrounding Asia-Pacific countries, the United States and Canada. The Company’s business plan includes the establishment of officially licensed and professional fan clubs for celebrities and selected brands that will engage in event management, talent shows, brand and image licensing and associated product distribution, music festivals, and multi-media productions such as movies, television shows and web channel content. Pandaho the Panda is a cartoon styled character. Within our planned services we also intend to utilize our license rights to the character and brand Pandaho, not only for the above referenced activities but also for Pandaho (Panda) themed areas as well branding, toys, art, entertainment and e-commerce.

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

Cooperation Agreement

On November 1, 2015, the Company entered into a cooperation agreement with Pisona Tour Company Limited (“Pisona”) that outlines the intentions of the Company and Pisona in relation to Patong Bay Hill, a master planned community and hotel being developed in Thailand by Pisona. Under the agreement, the Company has agreed to allow Pisona to use the “Pandaho” trademark as the hotel’s mascot, and to sell “Pandaho” products under a license agreement to be negotiated. The agreement has an initial term of five years. At March 31, 2016, the Company and Pisona have not engaged in any licensed product activity.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2016 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2015

REVENUES

For the three months ended March 31, 2016 and 2015, we had no revenues. We are completely dependent upon the willingness of our management to fund our operations by way of loans or advances from our Chief Executive Officer, shareholders and others.

COSTS AND EXPENSES

Compensation includes salaries, stock-based compensation expenses and benefits paid and payable to three executives of the Company and a shareholder of the Company. Compensation was $195,288 for the three months ended March 31, 2016, compared to $0 for the three months ended March 31, 2015. The increase in compensation is due to employment contracts with three executives and a consulting agreement with a shareholder entered into during 2015. Pursuant to the terms of these agreements, total annual compensation for services is $396,000. The executive or shareholder have the option to accept shares of the Company’s common stock in lieu of cash based on a 50% discount to the average stock price, as defined. For the three months ended March 31, 2016, the Company recorded $195,288 of compensation related to these agreements, which included $98,729 for accrual of annual compensation, with the balance reflecting an expense for the value that could be paid in shares of common stock.

Administrative expenses include costs primarily related to professional services, travel and related expenses, information technology, communication and information services, other general operating items. Administrative expenses were $21,497 for the three months ended March 31, 2016, compared to $19,786 for the three months ended March 31, 2015. Included in administrative expenses for the three months ended March 31, 2016 are $7,470 of payroll taxes, compared to no payroll taxes in 2015, offset by decreases in professional fees and investor relation expenses.

OTHER INCOME (EXPENSE)

Other income (expense) was made up of interest expense of $30,262 for the three months ended March 31, 2016 and interest expense of $4,024 for the three months ended March 31, 2015.

NET LOSS

Our net losses for the three months ended March 31, 2016 and 2015 were $247,047 and $23,810, respectively. Our losses increased in the current year primarily because of an increase in compensation, administrative, professional fees, amortization on debt discount and interest expense.

NINE MONTHS ENDED MARCH 31, 2016 COMPARED WITH THE NINE MONTHS ENDED MARCH 31, 2015

REVENUES

For the nine months ended March 31, 2016 and 2015, we had no revenues. We are completely dependent upon the willingness of our management to fund our operations by way of loans or advances from our Chief Executive Officer, shareholders and others.

OPERATING COSTS

Compensation was $877,896 for the nine months ended March 31, 2016, compared to $0 for the nine months ended March 31, 2015. The increase in compensation is due to employment contracts with three executives and a consulting agreement with a shareholder entered into during 2015. Pursuant to the terms of these agreements, total annual compensation for services is $396,000. The executive or shareholder have the option to accept shares of the Company’s common stock in lieu of cash based on a 50% discount to the average stock price, as defined. For the nine months ended March 31, 2016, the Company recorded $877,896 of compensation related to these agreements, which included $295,101 for accrual of annual compensation with the balance reflecting an expense for the value that could be paid in shares of common stock.

Administrative expenses were $123,484 for the nine months ended March 31, 2016, compared to $43,491 for the nine months ended March 31, 2015. Included in administrative expenses for the nine months ended March 31, 2016 are $44,584 of payroll taxes, compared to no payroll taxes in 2015. Other increases in total administrative costs for the nine months ended March 31, 2016 compared to 2015 are due to increases in professional fees, costs related to SEC compliance, and investor relation expenses.

OTHER INCOME (EXPENSE)

Other income (expense) was made up interest expense of $72,679 for the nine months ended March 31, 2016 and interest expense of $26,533 for the nine months ended March 31, 2015.

NET LOSS

Our net losses for the nine months ended March 31, 2016 and 2015 were $1,074,059 and $70,024, respectively. Our losses increased in the current year primarily because of an increase in compensation, administrative, professional fees, and amortization on debt discount and interest expense.

LIQUIDITY

As of March 31, 2016, we had cash of $1,330, a decrease of $13,961 compared to $15,291 at June 30, 2015. Net cash used in operating activities for the nine months ended March 31, 2016 was $67,650 compared to $37,323 cash used in operating activities in the same period of the prior year. Cash used in operations during the nine months ended March 31, 2016 was primarily due to our net loss in the period offset by non-cash charges and an increase in accrued compensation. Net cash provided by financing activities of $53,689 during the nine months ended March 31, 2016 was primarily due to proceeds received from notes payable of $115,581 offset by payments on notes payable of $61,892. During the same period of the prior year, net cash provided by financing activities of $38,094 was from advances made by a shareholder.

The Company’s condensed financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the nine months ended March 31, 2016, the Company incurred a net loss of $1,074,059 and used cash in operating activities of $67,650, and at March 31, 2016, had a stockholders’ deficiency of $1,513,296. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s independent registered public accounting firm, in their report on the Company’s financial statements for the year ending June 30, 2015, expressed substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result be necessary if the Company is unable to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and to ultimately achieve profitable operations. Currently, the Company does not have significant cash or other material assets, nor does it have operations or a source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. Over the next 12 months, the Company expects to expend up to approximately $50,000 for legal, accounting and administrative costs. The Company’s officers or principal shareholders have committed to making advances or loans to pay for these legal, accounting, and administrative costs. The Company has not yet determined the amount of cash that will be necessary to fund its planned operations in China.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Articles of Incorporation		10/A#2		3.1	11/5/2009
3.2	Bylaws		10/A #2		3.2	11/5/2009
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101	Interactive Data Files for the Star Century Pandaho Corporation Form 10Q for the period ended March 31, 2016	X

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAR CENTURY PANDAHO CORPORATION

Date: May 13, 2016	By:	/s/ Fen Xing
Fen Xing Chief Executive Officer, Secretary, Treasurer and Director (Principal Executive Officer, Principal Accounting and Financial Officer)

