Form 10-K
period 2016-06-30
STAR CENTURY PANDAHO Corp
filed 2016-09-28
CIK 1470550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-53780

STAR CENTURY PANDAHO CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	27-0491634
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

1980 Festival Plaza Drive Suite 530 Las Vegas, Nevada	89135
(Address of Principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code.	(702) 628-8899

Securities registered under Section 12(b) of the Exchange Act:	None

Securities registered under Section 12(g) of the Exchange Act:	Common stock, par value $0.001 per share
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2015: $9,536,040

As of September 22, 2016 the registrant had 68,708,924 outstanding shares of Common Stock.

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

The Company’s headquarters are based in Las Vegas, Nevada with planned primary operation in Beijing, China. Our planned services, though to be offered globally, will initially be focused throughout China, surrounding Asia-Pacific countries, the United States and Canada. The Company’s business plan includes the establishment of officially licensed and professional fan clubs for celebrities and selected brands that will engage in event management, talent shows, brand and image licensing and associated product distribution, music festivals, and multi-media productions such as movies, television shows and web channel content. Pandaho the Panda is a cartoon styled character. Within our planned services we also intend to utilize our license rights to the character and brand Pandaho, not only for the above referenced activities but also for Pandaho (Panda) themed areas as well as branding, toys, art, entertainment and e-commerce.

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

Cooperation Agreement

On November 1, 2015, the Company entered into a cooperation agreement with Pisona Tour Company Limited (“Pisona”) that outlines the intentions of the Company and Pisona in relation to Patong Bay Hill, a master planned community and hotel being developed in Thailand by Pisona. Under the agreement, the Company has agreed to allow Pisona to use the “Pandaho” trademark as the hotel’s mascot, and to sell “Pandaho” products under a license agreement to be negotiated. The agreement has an initial term of five years. At June 30, 2016, the Company and Pisona have not engaged in any licensed product activity.

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

Primarily as a result of our recurring losses and our lack of liquidity, the Company’s independent registered public accounting firm, in their report on our financial statements for the year ending June 30, 2016, expressed substantial doubt about the Company’s ability to continue as a going concern. We anticipate incurring losses in the foreseeable future. We do not have an established source of revenue sufficient to cover our operating costs. Our ability to continue as a going concern is dependent upon our ability to successfully compete, operate profitably and/or raise additional capital through other means. If we are unable to reverse our losses, we will have to discontinue operations.

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

On January 8, 2015, Star Century Entertainment, Inc. owned 53.66% of the Company’s total outstanding shares of common stock. In May and June 2015, the Company issued approximately 67.9 million shares of common stock for the licensing of the Pandaho intellectual property and for various services. After the issuance of shares, Star Century Entertainment, Inc. owned less than 1% of our Common Stock. On September 4, 2015, the Board of Directors designated 100,000 shares of Series B Preferred Stock, par value $0.01. Each share of Series B Preferred Stock has the voting power of 5,000 common shares. On September 8, 2015, the Company issued 25,000 shares of Series B Preferred Stock to Star Century Entertainment Inc. that will have voting power of 125,000,000 common shares and will have significant influence over all matters requiring approval by our shareholders, but not requiring the approval of the minority shareholders. Because it will have the majority of voting rights, it will be able to elect all of the members of our board of directors, allowing it to exercise significant control of our affairs and management. In addition, it may transact most corporate matters requiring shareholder approval by written consent, without a duly-noticed and duly-held meeting of shareholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our fiscal year 2016 that remain unresolved.

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

Fiscal Year Ending June 30, 2016
Quarter Ended	High $	Low $
June 30, 2016	$0.55	$0.06
March 31, 2016	$0.80	$0.50
December 31, 2015	$0.99	$0.55
September 30, 2015	$1.00	$0.55

Fiscal Year Ending June 30, 2015
Quarter Ended	High $	Low $
June 30, 2015	$0.63	$0.30
March 31, 2015	$1.00	$0.50
December 31, 2014	$1.00	$0.50
September 30, 2014	$2.00	$0.50

On September 22, 2016, the last sales price per share of our common stock was $0.05.

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

On May 22, 2015, the Company issued 40,000,000 shares of common stock to Lui Li as payment for the non-exclusive licensing rights in the “Pandaho” brand and other related names and products. Immediately after the transaction Lui Li held 61.5% of the outstanding common stock of the Company. Based on Li’s 61.5% ownership percentage in the Company at the time, Li in substance controlled the Pandaho intellectual property directly before and after the purchase of the Pandaho IP by the Company. Given this, the value of the intellectual property recorded at the date of acquisition was carried over at the historical cost to Li of zero.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

See Footnote 2 of financial statements for discussion of recently issued accounting standards.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED JUNE 30, 2016 COMPARED TO THE FISCAL YEAR ENDED JUNE 30, 2015

RELATED PARTY COMMISSION REVENUE

For the fiscal years ended June 30, 2016 and 2015, we had $0 and $50,000 of commission revenue, respectively for the sales of plush toys.

In May 2015, the Company sold 2,000 Pandaho themed products to an unrelated party, Beijing Rui He Jia Ye International for $100,000, and purchased the 2,000 Pandaho themed products from Beijing Yishengyuankai Culture Co., a company wholly owned by Li Lui, at a cost of $50,000. The Company determined that it was an agent and not the primary obligor in the arrangement and recorded the transaction as a net commission revenue of $50,000. There were no such transactions for the fiscal year ended June 30, 2016.

OPERATING COSTS

Compensation includes salaries, stock-based compensation expenses and benefits paid and payable to three executives of the Company and a shareholder of the Company. Compensation was $751,830 for the year ended June 30, 2016, compared to $159,255 for the year ended June 30, 2015. The increase in compensation is due to employment contracts with three executives and a consulting agreement with a shareholder entered into during May 2015. Pursuant to the terms of these agreements, total annual compensation for services is $396,000. The executive or shareholder have the option to accept shares of the Company’s common stock in lieu of cash based on a 50% discount to the average stock price, as defined. For the year ended June 30, 2016, the Company recorded $751,830 of compensation related to these agreements, which included $396,000 for accrual of annual compensation, with the balance reflecting an expense for the value that could be paid in shares of common stock.

General and Administrative expenses were $249,555 for the fiscal year ended June 30, 2016, compared to $3,608,940 for the fiscal year ended June 30, 2015. Administration comprise accounting, audit, legal and transfer agent costs related to SEC compliance, stock based compensation issued for services, and investor relation expenses. The decrease in administration expense is due to a decrease in stock based compensation issued for services. Stock-based compensation was $153,993 for the fiscal year ended June 30, 2016, compared to $3,375,000 for the fiscal year ended June 30, 2015. During the year ended June 30, 2016, the Company issued 256,441 shares of common stock valued at $153,993 for consulting services. During the year ended June 30, 2015, the Company issued 4,200,000 shares of common stock valued at $1,290,000 for consulting services, 650,000 shares of common stock valued at $195,000 to three executives as signing bonuses, and 3,000,000 shares of common stock valued at $1,890,000 to a consultant for services. The Company also recorded $1,000,000 expense related to the difference between the total fair value of the 20,000,000 shares of common stock issued and the face amount of a note receivable received in consideration for the shares of $5,000,000. There were no such transactions for the fiscal year ended June 30, 2016.

OTHER INCOME (EXPENSE)

Other income (expense) includes interest expense of $183,504 and $30,602 for the years ended June 30, 2016 and 2015, respectively. The increase related to $65,000 loss on settlement of debt and increased interest expense in fiscal 2016 related to new convertible notes issued in fiscal 2016 compared to fiscal 2015.

On September 8, 2015, the Company issued 25,000 shares of Series B Preferred Stock in exchange for $44,787 due to Star Century Entertainment Corporation, a related party. The fair value of the Series B Preferred Stock was determined to be $109,787. The difference of $65,000 is recorded as a loss on settlement of debt in the statement of operations.

NET LOSS

Our net losses for the year ended June 30, 2016 and 2015 was $1,184,889 and $4,748,797, respectively. Our losses decreased in the current year primarily because of a decrease in stock-based compensation expense.

LIQUIDITY

As of June 30, 2016, we had cash of $920 and total liabilities of $1,277,308. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations.

The Company's financial statements are prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the year ended June 30, 2016, the Company had a net loss of $1,184,889 and used cash in operating activities of $96,860, and at June 30, 2016, had a working capital deficiency of $1,129,920 and stockholders’ deficiency of $1,267,221. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The Company’s independent registered public accounting firm, in its report on our June 30, 2016 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We expect to be able to secure capital through advances from our officers or principal shareholders in order to pay expenses such as filing fees, accounting fees and legal fees. Over the next 12 months, the Company expects to expend approximately $60,000 for such filing fees, accounting fees and legal fees. The Company has not yet determined the amount of cash that will be necessary to fund its planned operations in China. We hope to be able to attract suitable investors for our business plan. The inability to obtain financing or generate sufficient cash from operations could require us to reduce or eliminate expenditures or otherwise curtail or discontinue our operations, which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, to the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders. If we raise additional funds through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of our common stock and the terms of such debt could impose restrictions on our operations. Regardless of whether our cash assets prove to be inadequate to meet our operational needs, we may seek to compensate providers of services by issuing stock in lieu of cash, which may also result in dilution to existing stockholders.

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

      During the next twelve months we anticipate incurring costs related to:

      (i) filing of Exchange Act reports, and

      (ii) costs relating to developing our business plan

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

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being June 30, 2016. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2016 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). As a result of this assessment, management concluded that, as of June 30, 2016 our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The executive officers and directors of the Company as of September 28, 2016 are as follows:

Name	Age	Position
Fen Xing	38	Chief Executive Officer, Secretary, Treasurer and Director
Jian Zhang	33	Chief Operating Officer and Director
Yan Zhang	60	Director of Public Relations and Director

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary of Cash and Certain Other Compensation

The following table provides certain summary information concerning the compensation earned by the named executive officers for the fiscal years ended June 30, 2016 and 2015, for services rendered in all capacities to Star Century Pandaho Corporation:

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Fen Xing, Chief Executive Officer, Secretary, Treasurer and Director	2016	$120,000	$—	$—	$—		$—	$—	$—	$120,000
	2015	$56,877	$—	$77,500	$—		$—	$—	$—	$134,377

Jian Zhang, Chief Operating Officer and Director	2016	$120,000	$—	$—	$—		$—	$—	$—	$120,000
	2015	$56,877	$—	$77,500		`$-	$—	$—	$—	$134,377

Yan Zhang, Director of Public Relations and Director	2016	$96,000	$—	$—	$—		$—	$—	$—	$96,000
	2015	$45,501	$—	$46,350	$—		$—	$—	$—	$91,851

Director Compensation

The following table provides compensation summary concerning the compensation earned by the named directors for the years ended June 30, 2016 and 2015.

Name	Year	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Fen Xing, Chief Executive Officer, Secretary, Treasurer and Director	2016	$120,000	$—	$—	$—	$—	$—	$120,000
	2015	$56,877	$77,500	$—	$—	$—	$—	$134,377

Jian Zhang, Chief Operating Officer and Director	2016	$120,000	$—	$—	$—	$—	$—	$120,000
	2015	$56,877	$77,500	$—	$—	$—	$—	$134,377

Yan Zhang, Director of Public Relations and Director	2016	$96,000	$—	$—	$—	$—	$—	$96,000
	2015	$45,501	$46,350	$—	$—	$—	$—	$91,851

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of September 2, 2016, information about the beneficial ownership of our capital stock with respect to each person known by Star Century Pandaho Corporation to own beneficially more than 5% of the outstanding capital stock, each director and officer, and all directors and officers as a group.

	Number of Shares Beneficially Owned		Percentage of Class (2)
Name and Address(1)		Class
Fen Xing, Chief Executive Officer	250,000	Common	*
Jian Zhang, Chief Operating Officer	250,000	Common	*
Yan Zhang, Director of Public Relations	150,000	Common	*
All directors and executive officers (3 persons)	650,000	Common	*
5% Holders
Asia International Holdings Limited	20,000,000	Common	29.2%
Memory Hospitality Consultancy PTE Ltd.	19,782,500	Common	28.8%
Lui Li	11,900,000	Common	17.3%
Changsha 3D Technology Co., Ltd.	4,000,000	Common	5.8%
*Denotes less than 1%

1)	Unless noted otherwise, the address for all persons listed is c/o the Company at 2230 8250 W. Charleston Blvd. Suite 110, Las Vegas, Nevada 89117.
2)	The above percentages are based on 68,708,924 shares of common stock outstanding as September 23, 2016.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by the Company's auditors for the professional services rendered in connection with the audit of the Company's annual financial statements, review of our Form 10 and reviews of the financial statements included in the Company's Forms 10-Qs and Form 10-Ks for fiscal 2016 and 2015 were approximately $30,330 and $15,560, respectively.

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

STAR CENTURY PANDAHO CORPORATION

Date: September 28, 2016	By:	/s/ Fen Xing
Fen Xing Chief Executive Officer, Secretary, Treasurer and Director (Principal Executive Officer, Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 28, 2016	By:	/s/ Fen Xing
Fen Xing Chief Executive Officer, Secretary, Treasurer and Director (Principal Executive Officer, Principal Accounting and Financial Officer)

STAR CENTURY PANDAHO CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Star Century Pandaho Corporation,

We have audited the accompanying balance sheets of Star Century Pandaho Corporation (the “Company”) as of June 30, 2016 and 2015, and the related statements of operations, stockholders’ deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Star Century Pandaho Corporation as of June 30, 2016 and 2015, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a stockholders’ deficiency and has incurred recurring losses from operations and used cash in operating activities since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Weinberg & Company, P.A.

Los Angeles, California

September 28, 2016

STAR CENTURY PANDAHO CORPORATION
BALANCE SHEETS

	June 30,	June 30,
	2016	2015
Assets
Current assets:
Cash	$920	$15,291
Prepaid expenses	9,167	10,967
Total current assets	$10,087	$26,258

Liabilities and Stockholders’ Deficiency
Current Liabilities:
Accounts payable and accrued liabilities	$156,508	$107,303
Accrued compensation-related party	867,220	287,693
Advances (including $25,000 and $44,787 due to related parties at June 30, 2016 and 2015, respectively)	79,390	134,377
Current portion of convertible notes – related parties, net of discount of $9,792 and $0 at June 30, 2016 and 2015, respectively	36,889	—
Total current liabilities	1,140,007	529,373

Long-term portion of convertible notes – related parties, net of discount of $25,150 and $0 at June 30, 2016 and 2015, respectively	94,750	—
Non-redeemable convertible note (including $42,551 and $35,474 due to related parties at June 30, 2016 and 2015, respectively)	42,551	96,490
Total liabilities	1,277,308	625,863

Commitments and contingencies

Stockholders' Deficiency:
Preferred stock; par value $0.01; 48,900,000 shares authorized; no shares issued and outstanding	—	—
Series A Convertible Preferred Stock; par value $0.01; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Series B Preferred Stock; par value $0.01; 100,000 shares authorized; 25,000 shares issued and outstanding at June 30, 2016; no shares issued and outstanding at June 30, 2015	250	—
Common stock; par value $0.001; 250,000,000 shares authorized; 68,708,924 and 68,252,650 issued and outstanding at June 30, 2016 and 2015, respectively	95,709	95,253
Additional paid-in capital	119,250,999	118,734,432
Notes receivable	(5,000,000)	(5,000,000)
Accumulated deficiency	(115,614,179)	(114,429,290)
Total stockholders' deficiency	(1,267,221)	(599,605)
Total liabilities and stockholders’ deficiency	$10,087	$26,258

See accompanying notes to the financial statements
F-3

STAR CENTURY PANDAHO CORPORATION

STATEMENTS OF OPERATIONS

	Year ended June 30, 2016	Year ended June 30, 2015

Related party commission revenue, net	$—	$50,000

Operating costs:
Compensation–related party	751,830	287,693
General and administrative (including related party share -based compensation of $153,993 and $2,085,000, respectively)	249,555	3,480,502
Fair value of common shares subscribed for by in excess of purchase price - related party	—	1,000,000
Total operating expenses	1,001,385	4,768,195

Loss from operations	(1,001,385)	(4,718,195)

Other expenses:
Interest expense	(118,504)	(30,602)
Loss on settlement of debt	(65,000)	—
	(183,504)	(30,602)
Net loss	$(1,184,889)	$(4,748,797)

Net loss per common share-basic and diluted	$(0.02)	$(0.65)

Weighted average number of common shares outstanding – basic and diluted	68,535,640	7,327,171

 See accompanying notes to the financial statements

STAR CENTURY PANDAHO CORPORATION

STATEMENT OF STOCKHOLDERS' DEFICIENCY

	Common Shares	Common Stock	Series B Preferred Shares	Series B Preferred Stock	Additional Paid-in Capital	Accumulated Deficit	Note Receivable	Total Stockholders’ Deficiency
Balance July 1, 2014	402,650	$403	—	$—	$109,454,282	$(109,680,493)	$—	$(225,808)

Related party
Shares issued for Pandaho licensing rights	40,000,000	40,000	—	—	(40,000)	—	—	—
Fair value of shares issued to officers	650,000	650	—	—	194,350		—	195,000
Fair value of shares issued for subscription receivable	20,000,000	20,000	—	—	5,980,000	—	(5,000,000)	1,000,000
Fair value of shares issued for services	3,000,000	30,000	—	—	1,860,000	—	—	1,890,000

Other
Fair value of shares issued for services	4,200,000	4,200	—	—	1,285,800	—	—	1,290,000

Net loss	—	—	—	—	—	(4,748,797)	—	(4,748,797)
Balance June 30, 2015	68,252,650	95,253	—	—	118,734,432	(114,429,290)	(5,000,000)	(599,605)

Related party
Fair value of Series B Preferred Shares issued for settlement of debt	—	—	25,000	250	109,537	—	—	109,787
Beneficial conversion feature of issued convertible notes	—	—	—	—	133,493	—	—	133,493
Fair value of shares issued for settlement of compensation payable-related party	199,833	200	—	—	119,800	—	—	120,000
Fair value of shares issued for services	256,441	256	—	—	153,737	—	—	153,993

Net loss	—	—	—	—	—	(1,184,889)	—	(1,184,889)
Balance June 30, 2016	68,708,924	$95,709	25,000	$250	$119,250,999	$(115,614,179)	$(5,000,000)	$(1,267,221)

See accompanying notes to the financial statements

STAR CENTURY PANDAHO CORPORATION

STATEMENTS OF CASH FLOWS

	Year Ended June 30, 2016	Year Ended June 30, 2015
Cash Flows from Operating Activities:
Net loss	$(1,184,889)	$(4,748,797)
Adjustments to reconcile net loss to net cash used in operating activities and liabilities:
Accrued interest	19,953	17,509
Amortization of debt discount	98,551	13,093
Fair value of shares issued for services	153,993	3,375,000
Loss on settlement of debt	65,000	—
Fair value of shares subscribed for in excess of purchase price	—	1,000,000
Changes in operating assets and liabilities:
Prepaid expenses	1,800	(9,592)
Accounts payable and accrued expenses	49,205	9,702
Accrued compensation-officers	602,676	159,255
Accrued consulting-related party	96,851	128,438
Net cash used in operating activities	(96,860)	(55,392)

Cash Flows from Financing Activities:
Proceeds from issuance of convertible notes-related parties	144,381	—
Payment made on non-redeemable convertible note	(61,892)	—
Proceeds from advances-related party	—	44,787
Proceeds from advances	—	25,681
Net cash provided by financing activities	82,489	70,468

Net change in cash	(14,371)	15,076
Cash beginning of year	15,291	215
Cash end of year	$920	$15,291

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for:
Interest paid	$—	$—
Income tax paid	$—	$—
NON-CASH FINANCING ACTIVITIES
Issuance of Series B Preferred Stock in settlement of advance due to a shareholder	$44,787	$—
Beneficial conversion feature associated with issued convertible notes	$133,493	$—
Issuance of shares of common stock to settle compensation payable-related party	$120,000	$—
Reclassification of advances to convertible notes	$10,200	$—

See accompanying notes to the financial statements

STAR CENTURY PANDAHO CORPORATION

Notes to Financial Statements

For the years ended June 30, 2016 and 2015

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

Going concern

The accompany financial statements on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the year ended June 30, 2016, the Company had a net loss of $1,184,889 and used cash in operating activities of $96,860, and at June 30, 2016, had a working capital deficiency of $1,129,920 and stockholders’ deficiency of $1,267,221. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The Company’s independent registered public accounting firm, in its report on our June 30, 2016 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has experienced recurring operating losses and used cash in operating activities since inception. We expect to be able to secure capital through advances from our officers or principal shareholders in order to pay expenses such as filing fees, accounting fees and legal fees. Over the next 12 months, the Company expects to expend approximately $60,000 for such filing fees, accounting fees and legal fees. The Company has not yet determined the amount of cash that will be necessary to fund its planned operations in China. We hope to be able to attract suitable investors for our business plan. The inability to obtain financing or generate sufficient cash from operations could require us to reduce or eliminate expenditures or otherwise curtail or discontinue our operations, which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, to the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders. If we raise additional funds through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of our common stock and the terms of such debt could impose restrictions on our operations. Regardless of whether our cash assets prove to be inadequate to meet our operational needs, we may seek to compensate providers of services by issuing stock in lieu of cash, which may also result in dilution to existing stockholders.

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

CASH AND CASH EQUIVALENTS

Investments with original maturities of three months or less are considered to be cash equivalents.

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

At June 30, 2016 and 2015, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock as their effect would have been anti-dilutive:

	June 30, 2016	June 30, 2015
Common stock issuable upon conversion of convertible and non-redeemable convertible notes payable	2,516,830	1,940,000
Common stock issuable upon conversion of accrued compensation	14,453,671	—
Total	16,970,501	1,940,000

STOCK-BASED COMPENSATION

The Company may periodically issue shares of common stock, stock options, or warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by the FASB whereas the value of the award is measured on the date of grant and recognized as compensation expense on the straight-line basis over the vesting period. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the FASB whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Options granted to non-employees are revalued each reporting period to determine the amount to be recorded as an expense in the respective period. As the options vest, they are valued on each vesting date and an adjustment is recorded for the difference between the value already recorded and the then current value on the date of vesting. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

The fair value of the Company's common stock option grants are estimated using the Black-Scholes-Merton option pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the common stock options, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes-Merton option pricing model, and based on actual experience. The assumptions used in the Black-Scholes-Merton option pricing model could materially affect compensation expense recorded in future periods.

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

Authoritative guidance provided by the FASB defines the following levels directly related to the amount of subjectivity associated with the inputs to fair valuation of these financial assets:

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

During the year ended June 30, 2015, 100% of our revenue was from one customer.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the expected impact that the standard could have on its financial statements and related disclosures.

In March 2016, the FASB issued the ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The amendments in this ASU require, among other things, that all income tax effects of awards be recognized in the income statement when the awards vest or are settled. The ASU also allows for an employer to repurchase more of an employee's shares than it can today for tax withholding purposes without triggering liability accounting and allows for a policy election to account for forfeitures as they occur. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted for any entity in any interim or annual period. The Company is currently evaluating the expected impact that the standard could have on its financial statements and related disclosures.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the expected impact that the standard could have on its financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 3. COMPENSATION AND ACCRUED COMPENSATION-RELATED PARTY

Compensation-related party and accrued compensation-related party represent amounts recorded for employment contracts with three executives and a consulting agreement with a shareholder. Pursuant to the terms of these agreements, total annual compensation for services is $396,000 (“cash compensation”), and the executives and shareholder have the option to accept shares of the Company’s common stock in lieu of cash based on a 50% discount to the average stock price, as defined. The option to accept shares of common stock in lieu of cash is accounted for at the intrinsic value of the potentially issuable common shares and is subject to adjustment at each reporting date based on the change in market value of the shares. At June 30, 2015, the balance of accrued compensation was $287,693. During the year ended June 30, 2016, one individual elected to be paid in shares for $120,000 of accrued compensation due him. The total fair value of shares issued to the individual was $273,993, and the difference of $153,993 was recognized as stock compensation expense. During the year ended June 30, 2016, cash compensation of $396,000 was accrued and at June 30, 2016, accrued cash compensation totaled $563,693. At June 30, 2016, if the executives and shareholder elected to be paid in shares of common stock, it would result in the issuance of 14,453,671 shares of the Company’s common stock with a fair value of $867,220. Accordingly, at June 30, 2016, the Company has recorded accrued compensation of $867,220. For the years ended June 30, 2016 and 2015, the Company recorded $751,830 and $287,693 of compensation expense, respectively, related to these agreements, which included $396,000 and $287,693, respectively, for the accrual of annual cash compensation, with the balance reflecting an expense for the value that could be paid in shares of common stock.

NOTE 4. ADVANCES

The Company from time to time borrows from our principal shareholders, or others, to pay expenses such as filing fees, accounting fees and legal fees. These advances are non-interest bearing, unsecured, and generally due upon demand. At June 30, 2016 and June 30, 2015, the Company was obligated for the following advances:

	June 30, 2016	June 30, 2015
Advances due to shareholders	$25,000	$79,987
Advances due to unrelated parties	54,390	54,390
	$79,390	$134,377

NOTE 5. CONVERTIBLE NOTES-RELATED PARTIES

	June 30 2016	June 30, 2015
Balance due on convertible notes	$166,581	$—
Unamortized note discounts	(34,942)	—
Current maturities	(36,889)	—
Long-term portion	$94,750	$—

Principal payments due on convertible notes-related party are as follows: Fiscal year ending June 30, 2017: $58,581, and fiscal year ending June 30, 2018: $108,000.

During the year ended June 30, 2016, the Company issued twelve convertible notes for total proceeds of $144,381. At June 30, 2016 and 2015, the notes include accrued interest payable of $12,000 and $0, respectively. The notes are unsecured, accrue interest at 10% per annum, are due through December, 2017, and are convertible into shares of the Company’s common stock at a conversion price of $0.10 per share. In addition, at June 30, 2016, $10,200 of advances due to a shareholder is included in convertible notes-related party. The advances are convertible into the Company’s common stock at a conversion price of $0.10 per share, are unsecured, noninterest bearing, and due June 30, 2017.

The closing price of the Company’s common stock ranged from $0.08 per share to $0.81 per share on the dates the notes were issued. The Company determined that certain of the notes contained a beneficial conversion feature of $133,493 since the market price of the Company’s common stock was greater than the conversion price for eleven notes when issued. The Company recorded the beneficial conversion feature as a discount (up to the face amount of the applicable note) to be amortized over the life of the related note. During the year ended June 30, 2016, $98,551 of discount amortization is included in interest expense at June 30, 2016, there was an unamortized discount balance of $34,942 to be amortized through June 2017.

NOTE 6. NON-REDEEMABLE CONVERTIBLE NOTE

On February 20, 2014, the Company agreed to exchange advances due an unrelated party, the original note holder, for a note for $68,000. The note bears interest at 20% per annum, and is secured by all the assets of the Company. The note was originally due August 1, 2014 and has been was extended to August 1, 2016. The Company may prepay the note in readily available funds at any time prior to the maturity date. The Company has the right to convert the note into shares of the Company’s common stock at any time prior to the maturity date at a fixed price of $0.05 per share of common stock. In January 2015, $25,000 of the $68,000 principal and accrued interest was assigned to a related party of the Company by the original note holder. On July 31, 2015, the Company repaid $61,892 of principal and interest due to the original note holder. At June 30, 2016, the face amount of the note, due to a related party, plus accrued interest was $42,551 and is convertible into 851,020 shares of common stock. As it is the Company’s choice to convert the note into shares of the Company’s common stock or to pay the note in cash, the note is presented below current liabilities on the accompanying balance sheets.

NOTE 7. STOCKHOLDERS' EQUITY

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

On September 8, 2015, the Company issued 25,000 shares of Series B Preferred Stock in exchange for $44,787 due to Star Century Entertainment Corporation, a related party. The fair value of the Series B Preferred Stock as determined by a third party valuation expert was determined to be $109,787. The difference between the fair value of Series B Preferred Stock of $109,787 and the $44,787 debt settled of $65,000 is recorded as a loss on settlement of debt in the accompany statement of operations. At June 30, 2016, there were 68,708,924 shares of common stock outstanding. Based on the voting rights of the Series B Preferred stock of 125,000,000 shares of common stock, Star Century Entertainment has the ability to elect our directors and determine the outcome of votes by our stockholders on corporate matters, including mergers, sales of our assets, charter amendments and other matters requiring stockholder approval.

Common stock

Fiscal 2016

On November 16, 2015, the Company issued 456,274 shares of common stock valued at $273,933 to Mr. Peter Chin, a shareholder. 199,833 shares of common stock were issued to settle compensation payable of $120,000. The balance of 256,441 shares of common stock valued at $153,993 was for services rendered and was recognized as stock compensation expense.

Fiscal 2015

On May 22, 2015, the Company issued 40,000,000 shares of common stock to Ms. Lui Li as payment for the non-exclusive licensing rights in the “Pandaho” the Panda brand and other related names and intangibles. Immediately after the transaction Lui Li held 61.5% of the outstanding common stock of the Company. Based on Li’s 61.5% ownership percentage, Li in substance controlled the Pandaho intellectual property directly after the purchase of the Pandaho IP by the Company. Given this, the value of the intellectual property recorded at the date of acquisition was carried over at the historical cost to Li of zero.

On May 22, 2015, the Board authorized the issuance of 20,000,000 shares of common stock to Asia International Finance Holdings, Hong Kong for an unsecured, non-interest bearing note receivable with a face value of $6,000,000 due on December 31, 2016. The note receivable is presented in the balance sheet as a deduction from stockholders’ equity. The CEO of Asian International is also the President of Star Century Entertainment.

On May 22, 2015 the Company issued 650,000 shares of common stock valued in the aggregate at $195,000 to three members of management as signing bonuses for their employment contracts.

Effective June 30, 2016, the Company issued 3,000,000 shares of common stock valued at $1,890,000 to Mr. Peter Chin for services rendered for the Company on the merger and acquisition of the Company by Star Century Entertainment.

During the year ended June 30, 2015, the Company issued 4,200,000 shares of common stock to unrelated consultants valued in aggregate at $1,290,000 for services,

NOTE 8. INCOME TAXES

For the years ended June 30, 2016 and 2015, our net losses were $1,184,889 and $4,748,797, respectively, and no provision for income taxes was recorded. We made no provision for income taxes due to our utilization of federal net operating loss carry forwards to offset both regular taxable income and alternative minimum taxable income.

Income taxes differ from the amount that would be computed by applying the Federal statutory income tax rates of 34% as follows:

	Year ended June 30, 2016	Year ended June 30, 2015
Provision for income taxes:
Net loss	$(1,184,889)	$(4,748,797)
Adjustments:
Amortization of debt discount	98,551	13,000
Share based compensation	273,993	4,375,000
	(812,345)	(360,797)
Federal statutory income tax rate	34%	34%
Income tax expense (benefit)	(276,197)	(122,639)
Change in valuation allowance	276,197	122,639
	$—	$—

 Deferred tax assets and liabilities consist of the following as of June 30:

	2016	2015
Deferred tax assets:
Net operating loss carry forwards	$501,389	$225,114
Less valuation allowance	(501,389)	(225,114)
Net deferred tax asset	$—	$—

The Company has provided a valuation allowance on the deferred tax assets at June 30, 2016 and 2015 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted. The net change in the valuation allowance for the year ended June 30, 2015 was an increase of $276,275.

The Company has net operating loss carryforwards of approximately $1.4 million for federal purposes available to offset future taxable income that expire in varying amounts through 2034. The ability to utilize the net operating loss carry forwards could be limited by Section 382 of the Internal Revenue Code which limits their use if there is a change in control (generally a greater than 50% change in ownership). The Company is subject to examination by tax authorities for all years for which a loss carry forward is utilized in subsequent periods.

The Company follows FASB guidelines that address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. This guidance also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of June 30, 2016 and 2015, the Company did not have a liability for unrecognized tax benefits, and no adjustment was required at adoption. The tax years 2011 through 2016 remain open to examination by the major taxing jurisdictions in which the Company operate

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of June 30, 2016 and 2015, the Company has no accrued interest or penalties related to uncertain tax positions.

