Form 10-Q
period 2016-09-30
STAR CENTURY PANDAHO Corp
filed 2016-11-14
CIK 1470550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

As of November 14, 2016, the registrant had 68,708,924 outstanding shares of Common Stock.

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

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STAR CENTURY PANDAHO CORPORATION

CONDENSED BALANCE SHEETS

	September 30,	June 30,
	2016	2016
	(Unaudited)
Assets
Current assets:
Cash	$610	$920
Prepaid expenses	6,667	9,167
Total current assets	$7,277	$10,087

Liabilities and Stockholders’ Deficiency
Current Liabilities:
Accounts payable and accrued liabilities	$172,661	$156,508
Accrued compensation-related party	1,327,014	867,220
Advances (including $25,000 and $25,000 due to related parties at September 30, 2016 and June 30, 2016, respectively)	79,390	79,390
Convertible notes – related parties, net of discount of $13,975 and $34,942 at September 30, 2016 and June 30, 2016, respectively	163,962	131,639
Total current liabilities	1,743,027	1,234,757

Non-redeemable convertible note – related parties	43,180	42,551
Total liabilities	1,786,207	1,277,308

Commitments and contingencies

Stockholders' Deficiency:
Preferred stock; par value $0.01; 48,900,000 shares authorized; no shares issued and outstanding	—	—
Series A Convertible Preferred Stock; par value $0.01; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Series B Preferred Stock; par value $0.01; 100,000 shares authorized; 25,000 shares issued and outstanding at September 30, 2016 and June 30, 2016	250	250
Common stock; par value $0.001; 250,000,000 shares authorized; 68,708,924 shares issued and outstanding at September 30, 2016 and June 30, 2016	95,709	95,709
Additional paid-in capital	119,250,999	119,250,999
Notes receivable	(5,000,000)	(5,000,000)
Accumulated deficiency	(116,125,888)	(115,614,179)
Total stockholders' deficiency	(1,778,930)	(1,267,221)
Total liabilities and stockholders’ deficiency	$7,277	$10,087
See accompanying notes

STAR CENTURY PANDAHO CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30, 2016	Three months ended September 30, 2015

Revenue	$—	$—

Operating costs:
Compensation–related party	459,794	504,352
General and administrative	26,135	64,925
Total operating expenses	485,929	(569,277)

Loss from operations	(485,929)	(569,277)

Other expenses:
Interest expense	(25,780)	(15,011)

Net loss	$(511,709)	$(584,288)

Net loss per common share-basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding – basic and diluted	68,708,924	68,252,650

See accompanying notes

 STAR CENTURY PANDAHO CORPORATION

CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIENCY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016

(Unaudited)

	Common Shares	Common Stock	Series B Preferred Shares	Series B Preferred Stock	Additional Paid-in Capital	Accumulated Deficiency	Note Receivable	Total Stockholders’ Deficiency
Balance July 1, 2016	68,708,924	$95,709	25,000	$250	$119,250,999	$(115,614,179)	$(5,000,000)	$(1,267,221)

Net loss	—	—	—	—	—	(511,709)	—	(511,709)

Balance September 30, 2016 (Unaudited)	68,708,924	$95,709	25,000	$250	$119,250,999	$(116,125,888)	$(5,000,000)	$(1,778,930)

See accompanying notes

STAR CENTURY PANDAHO CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
Cash Flows from Operating Activities:
Net loss	$(511,709)	$(584,288)
Adjustments to reconcile net loss to net cash used in operating activities and liabilities:
Amortization of debt discount	20,967	12,445
Changes in operating assets and liabilities:
Prepaid expenses	2,500	3,400
Accounts payable and accrued expenses	16,152	41,111
Accrued compensation-related party	459,794	504,352
Accrued interest - related parties	4,813	2,566
Net cash used in operating activities	(7,483)	(20,414)

Cash Flows from Financing Activities:
Proceeds from convertible notes-related parties	7,173	85,581
Payment made on non-redeemable convertible note	—	(61,892)
Net cash provided by financing activities	7,173	23,689

Net change in cash	(310)	3,275
Cash beginning of year	920	15,291
Cash end of year	$610	$18,566

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for:
Interest paid	$—	$18,892
Income tax paid	$—	$—
NON-CASH FINANCING ACTIVITIES
Issuance of Series B Preferred Stock in settlement of advance due to a shareholder	$—	$44,787
Beneficial conversion feature associated with issued convertible notes	$—	$85,581
Accrued interest added to convertible notes - related parties and non-redeemable convertible note - related parties	$4,813	$2,566

See accompanying notes

STAR CENTURY PANDAHO CORPORATION

Notes to Condensed Financial Statements

Three months ended September 30, 2016 and 2015

(Unaudited)

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Pandaho the Panda is a cartoon styled character. On May 22, 2015, the Company secured certain licensing rights to the Pandaho character and brand though a licensing agreement with the creator of Pandaho, Ms. Liu Li. The Company’s aim is to build Pandaho into a competitive cartoon brand in China and surrounding areas with Pandaho-themed merchandise and multi-media exhibitions. Currently the Company does not have any operations in China.

Basis of presentation

The accompanying condensed financial statements are unaudited. These unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited interim condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016 filed with the SEC on September 28, 2016. The condensed balance sheet as of June 30, 2016 included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

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

Going concern

The Company’s condensed financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the three months ended September 30, 2016, the Company incurred a net loss of $511,709 and used cash in operating activities of $7,483, and at September 30, 2016, had a stockholders’ deficiency of $1,778,930. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s independent registered public accounting firm, in their report on the Company’s financial statements for the year ending June 30, 2016, expressed substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result be necessary if the Company is unable to continue as a going concern.

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

At September 30, 2016 and 2015, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock as their effect would have been anti-dilutive:

	September 30, 2016	September 30, 2015
Common stock issuable upon conversion of convertible and non-redeemable convertible notes payable	2,642,968	1,701,090
Common stock issuable upon conversion of accrued compensation	26,540,268	800,045
Total	29,183,236	2,501,135

Share-Based Compensation

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

NOTE 2. COMPENSATION AND ACCRUED COMPENSATION-RELATED PARTY

Compensation-related party and accrued compensation-related party represent amounts recorded for employment contracts with three executives and a consulting agreement with a shareholder. Pursuant to the terms of these agreements, total annual compensation for services is $396,000 (“cash compensation”), and the executives and shareholder have the option to accept shares of the Company’s common stock in lieu of cash based on a 50% discount to the average stock price, as defined. The option to accept shares of common stock in lieu of cash is accounted for at the intrinsic value of the potentially issuable common shares and is subject to adjustment at each reporting date based on the change in market value of the shares. At September 30, 2016, accrued cash compensation totaled $663,507, which if the executives and shareholder elected to be paid in shares of common stock, would result in the issuance of 26,540,268 shares of the Company’s common stock with a fair value of $1,327,014. Accordingly, at September 30, 2016, the Company has recorded accrued compensation of $1,327,014. For the three months ended September 30, 2016 and 2015, the Company recorded $459,794 and $504,352 of compensation expense, respectively, related to these agreements, which included $99,813 and $98,729, respectively, for the accrual of cash compensation, with the balance reflecting an expense for the value that could be paid in shares of common stock.

NOTE 3. ADVANCES

The Company from time to time borrows from our principal shareholders, or others, to pay expenses such as filing fees, accounting fees and legal fees. These advances are non-interest bearing, unsecured, and generally due upon demand. At September 30, 2016 and June 30, 2016, the Company was obligated for the following advances:

	September 30, 2016	June 30, 2016
Advances due to shareholders	$25,000	$25,000
Advances due to unrelated parties	54,390	54,390
	$79,390	$79,390

NOTE 4. CONVERTIBLE NOTES-RELATED PARTIES

	September 30, 2016	June 30, 2016
Balance due on convertible notes	$177,937	$166,581
Unamortized note discounts	(13,975)	(34,942)
	$163,962	$131,639

The notes are unsecured, accrue interest at 10% per annum, are due through September, 2017, and are convertible into shares of the Company’s common stock at a conversion price of $0.10 per share. During the three months ended September 30, 2016, the Company issued two convertible notes for total proceeds of $7,173, and interest of $4,183 accrued during the period on all notes was added to principal.

At June 30, 2016, the unamortized discount on convertible notes was $34,942. During the three months ended September 30, 2016, $20,966 of discount amortization is included in interest expense. At September 30, 2016, the unamortized discount on convertible notes is $13,975, and is to be amortized through September 2017.

NOTE 5. NON-REDEEMABLE CONVERTIBLE NOTE

On February 20, 2014, the Company agreed to exchange advances due an unrelated party, the original note holder, for a note for $68,000. The note bears interest at 20% per annum, and is secured by all the assets of the Company. The note was originally due August 1, 2014 and has been was extended to August 1, 2017. The Company may prepay the note in readily available funds at any time prior to the maturity date. The Company has the right to convert the note into shares of the Company’s common stock at any time prior to the maturity date at a fixed price of $0.05 per share of common stock. In January 2015, $25,000 of the $68,000 principal and accrued interest was assigned to a related party of the Company by the original note holder. On July 31, 2015, the Company repaid $61,892 of principal and interest due to the original note holder. At June 30, 2016, the balance of the note was $42,551. Interest of $629 was accrued and added to principal during the period ended September 30, 2016. At September 30, 2016, the face amount of the note, due to a related party, plus accrued interest was $43,180 and is convertible into 863,600 shares of common stock. As it is the Company’s choice to convert the note into shares of the Company’s common stock or to pay the note in cash, the note is presented below current liabilities on the accompanying balance sheets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2015

REVENUE

For the three months ended September 30, 2016 and 2015, we had $0 of revenue.

OPERATING COSTS

Compensation includes salaries, stock-based compensation expenses and benefits paid and payable to three executives of the Company and a shareholder of the Company. Compensation was $459,794 for the three months ended September 30, 2016, compared to $504,352 for the three months ended September 30, 2015. The decrease in compensation is due to employment contracts with three executives and a consulting agreement with a shareholder entered into during May 2015. Pursuant to the terms of these agreements, total annual compensation for services is $396,000. The executive or shareholder have the option to accept shares of the Company’s common stock in lieu of cash based on a 50% discount to the average stock price, as defined. For the three months ended September 30, 2016, the Company recorded $459,794 of compensation related to these agreements, which included $99,813 for accrual of three months compensation, with the balance reflecting an expense for the value that could be paid in shares of common stock.

General and Administrative expenses were $26,135 for the three months ended September 30, 2016, compared to $64,925 for the three months ended September 30, 2015. Administration comprise accounting, audit, legal and transfer agent costs related to SEC compliance and investor relation expenses. The decrease in general and administrative expenses is primarily due to decrease in payroll taxes and consulting fees.

OTHER INCOME (EXPENSE)

Other income (expense) includes interest expense of $25,780 and $15,011 for the three months ended September 30, 2016 and 2015, respectively. The increase in interest expense is due to additional convertible notes issued during past 12 months.

NET LOSS

Our net losses for the three months ended September 30, 2016 and 2015 was $511,709 and $584,288, respectively. Our losses decreased in the current year primarily because of compensation expense.

LIQUIDITY

As of September 30, 2016, we had cash of $610 and total liabilities of $1,786,207. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations.

The Company's financial statements are prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the three months ended September 30, 2016, the Company had a net loss of $511,709 and used cash in operating activities of $7,484, and at September 30, 2016, had a working capital deficiency of $1,778,930 and stockholders’ deficiency of $1,778,930. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The Company’s independent registered public accounting firm, in its report on our June 30, 2016 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Share-Based Compensation:

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

Recent Accounting Pronouncements

See Footnote 1 of condensed financial statements for a discussion of recently issued accounting standards.

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

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending June 30, 2017, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

NONE.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

Except as so indicated in Exhibits 32.1 and 32.2, the following exhibits are filed as part of, or incorporated by reference, to this Quarterly Report on Form 10-Q.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Articles of Incorporation		10/A#2		3.1	11/5/2009
3.2	Bylaws		10/A #2		3.2	11/5/2009
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101	Interactive Data Files for the Star Century Pandaho Corporation Form 10Q for the period ended September 30, 2016	X

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAR CENTURY PANDAHO CORPORATION

Date: November 14, 2016	By:	/s/ Fen Xing
Fen Xing Chief Executive Officer, Secretary, Treasurer and Director (Principal Executive Officer, Principal Accounting and Financial Officer)

