Form 10-Q
period 2016-12-31
STAR CENTURY PANDAHO Corp
filed 2017-02-09
CIK 1470550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 205495

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

or

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

As of February 6, 2017, the registrant had 68,708,924 outstanding shares of Common Stock.

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

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STAR CENTURY PANDAHO CORPORATION
CONDENSED BALANCE SHEETS

	December 31,	June 30,
	2016	2016
	(Unaudited)
Assets
Current assets:
Cash	$4,188	$920
Prepaid expenses	4,167	9,167
Total current assets	$8,355	$10,087

Liabilities and Stockholders’ Deficiency
Current Liabilities:
Accounts payable and accrued liabilities	$126,395	$156,508
Accrued compensation-related party	197,369	867,220
Advances (including $25,000 due to related parties at December 31, 2016 and June 30, 2016, respectively)	79,390	79,390
Convertible notes – related party, net of discount of $10,254 and $34,942 at December 31, 2016 and June 30, 2016, respectively	187,142	131,639
Total current liabilities	590,296	1,234,757

Commitments and contingencies

Non-redeemable convertible note – related party	43,180	42,551

Stockholders' Deficiency:
Preferred stock; par value $0.01; 48,900,000 shares authorized; no shares issued and outstanding	—	—
Series A Convertible Preferred Stock; par value $0.01; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Series B Preferred Stock; par value $0.01; 100,000 shares authorized; 25,000 shares issued and outstanding at December 31, 2016 and June 30, 2016	250	250
Common stock; par value $0.001; 250,000,000 shares authorized; 68,708,924 shares issued and outstanding at December 31, 2016 and June 30, 2016	95,709	95,709
Additional paid-in capital	120,636,116	119,250,999
Notes receivable	(5,000,000)	(5,000,000)
Accumulated deficiency	(116,357,196)	(115,614,179)
Total stockholders' deficiency	(625,121)	(1,267,221)
Total liabilities and stockholders’ deficiency	$8,355	$10,087
See accompanying notes

STAR CENTURY PANDAHO CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended December 31, 2016	For the Three Months Ended December 31, 2015	For the Six Months Ended December 31, 2016	For the Six Months Ended December 31, 2015

Revenue	$—	$—	$—	$—

Costs and expenses:
Compensation – related party	199,627	408,888	659,421	913,055
General and administrative	18,502	36,877	44,637	101,988
Total operating expenses	218,129	445,765	704,058	1,015,043

Other expenses:
Interest expense	(13,179)	(27,406)	(38,959)	(42,417)

Net loss	$(231,308)	$(473,171)	$(743,017)	$(1,057,460)

Net loss per share - basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of common shares outstanding - basic and diluted	68,708,924	68,252,550	68,708,924	68,252,550

See accompanying notes

 STAR CENTURY PANDAHO CORPORATION

CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIENCY

FOR THE SIX MONTHS ENDED DECEMBER 31, 2016

(Unaudited)

	Common Shares	Common Stock	Series B Preferred Shares	Series B Preferred Stock	Additional Paid-in Capital	Accumulated Deficiency	Note Receivable	Total Stockholders’ Deficiency
Balance July 1, 2016	68,708,924	$95,709	25,000	$250	$119,250,999	$(115,614,179)	$(5,000,000)	$(1,267,221)

Beneficial conversion feature on issuance of convertible note payable	—	—	—	—	5,000	—	—	5,000

Gain on settlement of accrued compensation–related party treated as a capital contribution	—	—	—	—	1,380,117	—	—	1,380,117

Net loss	—	—	—	—	—	(743,017)	—	(743,017)

Balance December 31, 2016 (Unaudited)	68,708,924	$95,709	25,000	$250	$120,636,116	$(116,357,196)	$(5,000,000)	$(625,121)

See accompanying notes

STAR CENTURY PANDAHO CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months Ended December 31, 2016	Six months Ended December 31, 2015
Cash Flows from Operating Activities:
Net loss	$(743,017)	$(1,057,460)
Adjustments to reconcile net loss to net cash used in operating activities and liabilities:
Amortization of debt discount	29,688	38,042
Changes in operating assets and liabilities:
Prepaid expenses	5,000	6,701
Accounts payable and accrued expenses	20,732	34,541
Accrued compensation-related party	659,421	913,055
Accrued interest	9,271	4,375
Net cash used in operating activities	(18,905)	(60,746)

Cash Flows from Financing Activities:
Proceeds from convertible notes - related parties	22,173	110,581
Payment made on non-redeemable convertible note	—	(61,892)
Net cash provided by financing activities	22,173	48,689

Net change in cash	3,268	(12,057)
Cash beginning of year	920	15,291
Cash end of year	$4,188	$3,234

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for:
Interest paid	$—	$—
Income tax paid	$—	$—
NON-CASH FINANCING ACTIVITIES
Issuance of Series B Preferred Stock in settlement of advance due to a shareholder	$—	$44,787
Beneficial conversion feature associated with issued convertible notes	$5,000	$110,581
Reclassification of advances to convertible notes	$—	$10,200
Gain on settlement of accrued compensation–related party treated as a capital contribution	$1,380,117	$—

See accompanying notes

STAR CENTURY PANDAHO CORPORATION

Notes to Condensed Financial Statements

Six months ended December 31, 2016 and 2015

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

Going concern

The Company’s condensed financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the six months ended December 31, 2016, the Company incurred a net loss of $743,017 and used cash in operating activities of $18,905, and at December 31, 2016, had a stockholders’ deficiency of $625,121. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s independent registered public accounting firm, in their report on the Company’s financial statements for the year ending June 30, 2016, expressed substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result be necessary if the Company is unable to continue as a going concern.

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

At December 31, 2016 and 2015, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock as their effect would have been anti-dilutive:

	December 31, 2016	December 31, 2015
Common stock issuable upon conversion of convertible and non-redeemable convertible notes payable	4,193,150	1,987,270
Common stock issuable upon conversion of accrued compensation	19,736,915	1,212,877
Total	23,930,065	3,200,147

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In addition, during 2016 the FASB has issued ASU 2016-08, ASU 2016-10 and ASU 2016-12, all of which clarify certain implementation guidance within ASU 2014-09, and ASU 2016-11, which rescinds certain SEC guidance effective upon an entity’s adoption of ASU 2014-09. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. The standard can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. The Company is currently in the process of evaluating the impact of ASU 2014-09 on the Company’s financial statements and disclosures.

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

NOTE 2. COMPENSATION AND ACCRUED COMPENSATION-RELATED PARTIES

Compensation-related party and accrued compensation-related party represent amounts recorded for employment contracts with three executives who are also shareholders, and a consulting agreement with another shareholder. Pursuant to the terms of these agreements, total annual compensation for services was $396,000 (“cash compensation”), and the executives and shareholder have the option to accept shares of the Company’s common stock in lieu of cash based on a 50% discount to the average stock price, as defined. The option to accept shares of common stock in lieu of cash is accounted for at the intrinsic value of the potentially issuable common shares and is subject to adjustment at each reporting date based on the change in market value of the shares.

On June 30, 2016, accrued compensation related to the three executives totaled $761,930. During the six months ended December 31, 2016, additional compensation of $567,342 was accrued, including $169,380 accrual of cash compensation, with the balance reflecting an expense for the value that could be paid in shares of common stock. At December 31, 2016, accrued compensation due to the three executives totaled $1,329,272 and related accrued payroll taxes were $50,845, or an aggregate of $1,380,117. Effective December 31, 2016, the three executives agreed to forgive the aggregate of $1,380,117, and to also terminate their employment agreements. Accordingly, at December 31, 2016, the total due to the three executives for accrued compensation was zero. The Company determined that based on the related party nature of the settlement, the gain on settlement of accrued compensation was treated as a capital contribution.

On June 30, 2016, accrued compensation due to the shareholder consultant was $105,290. During the six months ended December 31, 2016, additional compensation of $92,079 was recorded, including $30,246 accrual of cash compensation due, and a charge of $61,833 for the fair value that could be paid in shares of common stock. At December 31, 2016, the accrued compensation due to the shareholder consultant was $197,369, which if the shareholder consultant elected to be paid in shares of common stock, would result in the issuance of 19,736,915 shares of the Company’s common stock.

NOTE 3. ADVANCES

The Company from time to time borrows from our principal shareholders, or others, to pay expenses such as filing fees, accounting fees and legal fees. These advances are non-interest bearing, unsecured, and generally due upon demand. At December 31, 2016 and June 30, 2016, the Company was obligated for the following advances:

	December 31, 2016	June 30, 2016
Advances due to shareholder	$25,000	$25,000
Advances due to unrelated parties	54,390	54,390
	$79,390	$79,390

NOTE 4. CONVERTIBLE NOTES - RELATED PARTY

	December 31, 2016	June 30, 2016
Balance due on convertible notes	$197,396	$166,581
Unamortized note discounts	(10,254)	(34,942)
	$187,142	$131,639

Convertible notes-related party are unsecured, accrue interest at 10% per annum, and are due through December, 2017. The notes are convertible into shares of the Company’s common stock at a conversion price ranging from of $0.01 per share to $0.10 per share. At December 31, 2016, the notes are convertible into 3,329,550 shares of common stock. At June 30, 2016, principal and accrued interest totaled $166,581. During the six months ended December 31, 2016, the Company issued four convertible notes for total proceeds of $22,173, and accrued interest of $8,642 was added to principal, and at December 31, 2016, principal and accrued interest totaled $197,396.

At June 30, 2016, the unamortized discount on convertible notes was $34,942. During the six months ended December 31, 2016, $5,000 of discount was added for the beneficial conversion feature on issuance of a convertible note payable, and $29,688 of discount was amortized and included in interest expense. At December 31, 2016, the unamortized discount on convertible notes is $10,254, and is to be amortized through December 2017.

NOTE 5. NON-REDEEMABLE CONVERTIBLE NOTE-RELATED PARTY

Non-redeemable convertible note-related party bears interest at 20% per annum, is secured by all the assets of the Company, and is due August 1, 2017. The Company may prepay the note in readily available funds at any time prior to the maturity date. The Company has the right to convert the note into shares of the Company’s common stock at any time prior to the maturity date at a fixed price of $0.05 per share of common stock. At June 30, 2016, principal and accrued interest totaled $42,551. During the six month ended December 31, 2016, interest of $629 was accrued and added to principal. At December 31, 2016, principal and accrued interest totaled $43,180 and are convertible into 863,300 shares of common stock. As it is the Company’s choice to convert the note into shares of the Company’s common stock or to pay the note in cash, the note is presented below current liabilities on the accompanying balance sheets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2016 AND 2015

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2016 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2015

REVENUE

For the three months ended December 31, 2016 and 2015, we had $0 of revenue.

OPERATING COSTS

Compensation includes salaries, stock-based compensation expenses and benefits paid and payable to three executives of the Company and a shareholder of the Company. Compensation was $199,627 for the three months ended December 31, 2016, compared to $408,888 for the three months ended December 31, 2015. Pursuant to the terms of employment agreements, total annual compensation for services was $396,000. The executive or shareholder have the option to accept shares of the Company’s common stock in lieu of cash based on a 50% discount to the average stock price, as defined. For the three months ended December 31, 2016, the Company recorded $199,627 of compensation related to these agreements, which included $99,814 for accrual of three months compensation, with the balance reflecting an expense for the value that could be paid in shares of common stock. The decrease in compensation is due to the part of the compensation determined by the 50% discount to the average stock price, as defined, which decreased during the period. At December 31, 2016, accrued compensation due to the three executives totaled $1,329,272 and related accrued payroll taxes were $50,845, or an aggregate of $1,380,117. Effective December 31, 2016, the three executives agreed to forgive the aggregate of $1,380,117, and to also terminate their employment agreements. The Company determined that based on the related party nature of the settlement, the gain on settlement of accrued compensation was treated as a capital contribution.

General and Administrative expenses were $18,502 for the three months ended December 31, 2016, compared to $36,877 for the three months ended December 31, 2015. Administration comprise accounting, audit, legal and transfer agent costs related to SEC compliance and investor relation expenses. The decrease in general and administrative expenses is primarily due to decrease in payroll taxes and consulting fees.

OTHER INCOME (EXPENSE)

Other income (expense) includes interest expense of $13,179 and $27,406 for the three months ended December 31, 2016 and 2015, respectively. The decrease in interest expense is due the debt discount on outstanding convertible notes being fully amortized.

NET LOSS

Our net losses for the three months ended December 31, 2016 and 2015 was $231,308 and $473,171, respectively. Our losses decreased in the current year primarily because of decrease in compensation expense.

SIX MONTHS ENDED DECEMBER 31, 2016 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 2015

REVENUE

For the Six months ended December 31, 2016 and 2015, we had $0 of revenue.

OPERATING COSTS

Compensation includes salaries, stock-based compensation expenses and benefits paid and payable to three executives of the Company and a shareholder of the Company. Compensation was $659,421 for the six months ended December 31, 2016, compared to $913,055 for the six months ended December 31, 2015. Pursuant to the terms of these agreements, total annual compensation for services is $396,000. The executive or shareholder have the option to accept shares of the Company’s common stock in lieu of cash based on a 50% discount to the average stock price, as defined. For the six months ended December 31, 2016, the Company recorded $659,421 of compensation related to these agreements, which included $199,627 for accrual of six months compensation, with the balance reflecting an expense for the value that could be paid in shares of common stock. The decrease in compensation is due to the part of the compensation determined by the 50% discount to the average stock price, as defined, which decreased during the period. At December 31, 2016, the three executives agreed to terminate their employment agreements.

General and Administrative expenses were $44,637 for the six months ended December 31, 2016, compared to $101,988 for the six months ended December 31, 2015. Administration comprise accounting, audit, legal and transfer agent costs related to SEC compliance and investor relation expenses. The decrease in general and administrative expenses is primarily due to decrease in payroll taxes and consulting fees.

OTHER INCOME (EXPENSE)

Other income (expense) includes interest expense of $38,959 and $42,417 for the Six months ended December 31, 2016 and 2015, respectively. The decrease in interest expense is due the debt discount on outstanding convertible notes being fully amortized.

NET LOSS

Our net losses for the Six months ended December 31, 2016 and 2015 was $743,017 and $1,057,460, respectively. Our losses decreased in the current year primarily because of decrease in compensation expense.

LIQUIDITY

As of December 31, 2016, we had cash of $4,188 and total liabilities of $633,476. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations.

The Company's financial statements are prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the six months ended December 31, 2016, the Company had a net loss of $743,017 and used cash in operating activities of $18,905, and at December 31, 2016, had a working capital deficiency of $581,941 and stockholders’ deficiency of $625,121. These factors, among others, raise substantial doubt about our ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on our June 30, 2016 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We expect to be able to secure capital through advances from our officers or principal shareholders in order to pay expenses such as filing fees, accounting fees and legal fees. Over the next 12 months, the Company expects to expend approximately $50,000 for such filing fees, accounting fees and legal fees. The Company has not yet determined the amount of cash that will be necessary to fund its planned operations in China. We hope to be able to attract suitable investors for our business plan. The inability to obtain financing or generate sufficient cash from operations could require us to reduce or eliminate expenditures or otherwise curtail or discontinue our operations, which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, to the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders. If we raise additional funds through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of our common stock and the terms of such debt could impose restrictions on our operations. Regardless of whether our cash assets prove to be inadequate to meet our operational needs, we may seek to compensate providers of services by issuing stock in lieu of cash, which may also result in dilution to existing stockholders.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Articles of Incorporation		10/A#2		3.1	11/5/2009
3.2	Bylaws		10/A #2		3.2	11/5/2009
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101	Interactive Data Files for the Star Century Pandaho Corporation Form 10Q for the period ended December 31, 2016	X

 SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAR CENTURY PANDAHO CORPORATION

Date: February 8, 2017	By:	/s/ Fen Xing
Fen Xing Chief Executive Officer, Secretary, Treasurer and Director (Principal Executive Officer, Principal Accounting and Financial Officer)

