Form 10-Q
period 2017-03-31
STAR CENTURY PANDAHO Corp
filed 2017-04-25
CIK 1470550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 205495

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-53780

STAR CENTURY PANDAHO CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	27-0491634
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1980 Festival Plaza Drive, Suite 530 Las Vegas, Nevada	89135
(Address of Principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code.	(702) 628-8899

8250 w. Charleston Blvd. Suite 120, Las Vegas, Nevada 89117

  (Former name and former address, if changed since last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. 

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

As of April 25, 2017, the registrant had 68,708,924 outstanding shares of Common Stock.

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

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STAR CENTURY PANDAHO CORPORATION
CONDENSED BALANCE SHEETS

	March 31,	June 30,
	2017	2016
	(Unaudited)
Assets
Current assets:
Cash	$8,582	$920
Prepaid expenses	1,667	9,167
Total current assets	$10,249	$10,087

Liabilities and Stockholders’ Deficiency
Current Liabilities:
Accounts payable and accrued liabilities	$131,247	$105,663
Accrued compensation-related party	226,958	918,065
Advances (including $25,000 due to related parties at March 31, 2017 and June 30, 2016, respectively)	79,390	79,390
Convertible notes – related party, net of discount of $4,276 and $34,942 at March 31, 2017 and June 30, 2016, respectively	207,552	131,639
Total current liabilities	645,147	1,234,757

Commitments and contingencies

Non-redeemable convertible note – related party	43,180	42,551

Stockholders' Deficiency:
Preferred stock; par value $0.01; 48,900,000 shares authorized; no shares issued and outstanding	—	—
Series A Convertible Preferred Stock; par value $0.01; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Series B Preferred Stock; par value $0.01; 100,000 shares authorized; 25,000 shares issued and outstanding at March 31, 2017 and June 30, 2016	250	250
Common stock; par value $0.001; 250,000,000 shares authorized; 68,708,924 shares issued and outstanding at March 31, 2017 and June 30, 2016	95,709	95,709
Additional paid-in capital	120,636,116	119,250,999
Notes receivable	(5,000,000)	(5,000,000)
Accumulated deficiency	(116,410,153)	(115,614,179)
Total stockholders' deficiency	(678,078)	(1,267,221)
Total liabilities and stockholders’ deficiency	$10,249	$10,087

See accompanying notes

STAR CENTURY PANDAHO CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016	For the Nine months Ended March 31, 2017	For the Nine months Ended March 31, 2016

Revenue	$—	$—	$—	$—

Costs and expenses:
Compensation – related party	29,589	195,288	689,010	877,896
General and administrative	12,958	21,497	57,595	123,484
Total operating expenses	42,547	216,785	746,605	1,001,380

Other expenses:
Interest expense	(10,410)	(30,262)	(49,369)	(72,679)

Net loss	$(52,957)	$(247,047)	$(795,974)	$(1,074,059)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.02)

Weighted average number of common shares outstanding - basic and diluted	68,708,924	68,252,650	68,708,924	68,252,650

See accompanying notes

 STAR CENTURY PANDAHO CORPORATION

CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIENCY

FOR THE NINE MONTHS ENDED MARCH 31, 2017

(Unaudited)

	Common Shares	Common Stock	Series B Preferred Shares	Series B Preferred Stock	Additional Paid-in Capital	Accumulated Deficiency	Note Receivable	Total Stockholders’ Deficiency
Balance July 1, 2016	68,708,924	$95,709	25,000	$250	$119,250,999	$(115,614,179)	$(5,000,000)	$(1,267,221)

Beneficial conversion feature on issuance of convertible note payable	—	—	—	—	5,000	—	—	5,000

Gain on settlement of accrued compensation–related party treated as a capital contribution	—	—	—	—	1,380,117	—	—	1,380,117

Net loss	—	—	—	—	—	(795,974)	—	(795,974)

Balance March 31, 2017 (Unaudited)	68,708,924	$95,709	25,000	$250	$120,636,116	$(116,410,153)	$(5,000,000)	$(678,078)

See accompanying notes

STAR CENTURY PANDAHO CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months Ended March 31, 2017	Nine months Ended March 31, 2016
Cash Flows from Operating Activities:
Net loss	$(795,974)	$(1,074,059)
Adjustments to reconcile net loss to net cash used in operating activities and liabilities:
Amortization of debt discount	35,666	66,515
Changes in operating assets and liabilities:
Prepaid expenses	7,500	9,300
Accounts payable and accrued expenses	25,584	46,533
Accrued compensation-related party	689,010	877,896
Accrued interest	13,703	6,165
Net cash used in operating activities	(24,511)	(67,650)

Cash Flows from Financing Activities:
Proceeds from convertible notes - related parties	32,173	115,581
Payment made on non-redeemable convertible note	—	(61,892)
Net cash provided by financing activities	32,173	53,689

Net change in cash	7,662	(13,961)
Cash beginning of year	920	15,291
Cash end of year	$8,582	$1,330

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for:
Interest paid	$—	$—
Income tax paid	$—	$—
NON-CASH FINANCING ACTIVITIES
Issuance of Series B Preferred Stock in settlement of advance due to a shareholder	$—	$44,787
Beneficial conversion feature associated with issued convertible notes	$5,000	$115,581
Reclassification of advances to convertible notes	$—	$10,200
Gain on settlement of accrued compensation–related party treated as a capital contribution	$1,380,117	$—

See accompanying notes

STAR CENTURY PANDAHO CORPORATION

Notes to Condensed Financial Statements

Nine months ended March 31, 2017 and 2016

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

Basis of presentation

The unaudited condensed financial statements of the Company for the three and nine months ended March 31, 2017 and 2016 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of June 30, 2016 was derived from the audited financial statements included in the Company's financial statements as of and for the fiscal year ended June 30, 2016 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on September 28, 2016. These financial statements should be read in conjunction with that report.

Going concern

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the nine months ended March 31, 2017, the Company incurred a net loss of $795,974 and used cash in operating activities of $24,511, and at March 31, 2017, had a stockholders’ deficiency of $678,078. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The Company’s independent registered public accounting firm, in their report on the Company’s financial statements for the year ending June 30, 2016, expressed substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

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

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The more significant estimates and assumptions by management include, among others, the accrual of potential liabilities, the assumptions used in valuing share-based instruments issued for services, and the valuation allowance for deferred tax assets.

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

At March 31, 2017 and 2016, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock as their effect would have been anti-dilutive:

	March 31, 2017	March 31, 2016
Common stock issuable upon conversion of convertible and non-redeemable convertible notes payable	5,272,810	2,073,050
Common stock issuable upon conversion of accrued compensation	22,695,819	2,331,178
Total	27,968,629	4,404,228

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

NOTE 2. COMPENSATION AND ACCRUED COMPENSATION-RELATED PARTIES

Compensation-related party and accrued compensation-related party represent amounts recorded for employment contracts with three executives who are also shareholders, and a consulting agreement with another shareholder. Pursuant to the terms of these agreements, total annual compensation for services was $396,000 (“cash compensation”), and the executives and shareholder have the option to accept shares of the Company’s common stock in lieu of cash based on a 50% discount to the average stock price, as defined. The option to accept shares of common stock in lieu of cash is accounted for at the fair value of the potentially issuable common shares and is subject to adjustment at each reporting date based on the change in market value of the shares.

On June 30, 2016, accrued compensation related to the three executives totaled $812,775. From July 1, 2016 to December 31, 2016, additional compensation expense of $567,342 was recorded, including $169,380 accrual of cash compensation, and a charge of $397,962 for the fair value that could be paid in shares of common stock. At December 31, 2016, accrued compensation due to the three executives totaled $1,380,117. Effective December 31, 2016, the three executives agreed to forgive the $1,380,117, and to also terminate their employment agreements. Accordingly, at March 31, 2017, the total due to the three executives for accrued compensation was zero. The Company determined that based on the related party nature of the settlement, the gain on settlement of accrued compensation was treated as a capital contribution.

On June 30, 2016, accrued compensation due to the shareholder consultant was $105,290. During the nine months ended March 31, 2017, additional compensation of $121,668 was recorded, including $45,041 accrual of cash compensation due, and a charge of $76,627 for the fair value that could be paid in shares of common stock. At March 31, 2017, the accrued compensation due to the shareholder consultant was $226,958, which if the shareholder consultant elected to be paid in shares of common stock, would result in the issuance of 22,695,819 shares of the Company’s common stock.

NOTE 3. ADVANCES

The Company from time to time borrows from its principal shareholders, or others, to pay expenses such as filing fees, accounting fees and legal fees. These advances are non-interest bearing, unsecured, and generally due upon demand. At March 31, 2017 and June 30, 2016, the Company was obligated for the following advances:

	March 31, 2017	June 30, 2016
Advances due to shareholder	$25,000	$25,000
Advances due to unrelated parties	54,390	54,390
	$79,390	$79,390

NOTE 4. CONVERTIBLE NOTES-RELATED PARTY

	March 31, 2017	June 30, 2016
Balance due on convertible notes	$211,828	$166,581
Unamortized note discounts	(4,276)	(34,942)
	$207,552	$131,639

Convertible notes-related party are unsecured, accrue interest at 10% per annum, and are due from June 2017 through March 2018. The notes are convertible into shares of the Company’s common stock at a conversion price ranging from of $0.01 per share to $0.10 per share. At March 31, 2017, the notes are convertible into 4,409,210 shares of common stock. At June 30, 2016, principal and accrued interest totaled $166,581. During the nine months ended March 31, 2017, the Company issued five convertible notes for total proceeds of $32,173, and accrued interest of $13,074 was added to principal. At March 31, 2017, principal and accrued interest totaled $211,828.

At June 30, 2016, the unamortized discount on convertible notes was $34,942. During the nine months ended March 31, 2017, $5,000 of discount was added for the beneficial conversion feature on issuance of a convertible note payable, and $35,666 of discount was amortized and included in interest expense. At March 31, 2017, the unamortized discount on convertible notes is $4,276, and is to be amortized through December 2017.

NOTE 5. NON-REDEEMABLE CONVERTIBLE NOTE-RELATED PARTY

Non-redeemable convertible note-related party is secured by all the assets of the Company, accrues interest at 20% per annum, and is due August 1, 2017. The Company may prepay the note in readily available funds at any time prior to the maturity date. The Company has the right to convert the note into shares of the Company’s common stock at any time prior to the maturity date at a fixed price of $0.05 per share of common stock. At June 30, 2016, principal and accrued interest totaled $42,551. During the nine months ended March 31, 2017, interest of $629 was accrued and added to principal. At March 31, 2017, principal and accrued interest totaled $43,180 and are convertible into 863,600 shares of common stock. As it is the Company’s choice to convert the note into shares of the Company’s common stock or to pay the note in cash, the note is presented below current liabilities on the accompanying balance sheets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2017 AND 2016

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2017 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2016

REVENUE

For the three months ended March 31, 2017 and 2016, we had $0 of revenue.

OPERATING COSTS

Compensation includes salaries, stock-based compensation expenses and benefits paid and payable to three executives of the Company and a consultant/shareholder of the Company. Compensation expense was $29,589 for the three months ended March 31, 2017, compared to $195,288 for the three months ended March 31, 2016. Pursuant to the terms of employment agreements, total annual compensation for services was $396,000. Effective December 31, 2016, the three executives of the Company terminated their employment agreements that represented total annual compensation of $336,000. The executive or consultant/shareholder have the option to accept shares of the Company’s common stock in lieu of cash based on a 50% discount to the average stock price, as defined. For the three months ended March 31, 2017, the Company recorded $29,589 of compensation expense related to these agreements, which included $14,795 for accrual of three months compensation due, and a charge of $14,794 for the fair value that could be paid in shares of common stock. The decrease in compensation expense is due in part to the termination of the employment agreements with the three executives and also to a decrease to the calculation of the fair value of shares that could be paid in shares of common stock due to a decrease in the price per share of the Company’s common stock.

General and Administrative expenses were $12,958 for the three months ended March 31, 2017, compared to $21,497 for the three months ended March 31, 2016. Administration comprise accounting, audit, legal and transfer agent costs related to SEC compliance and investor relation expenses. The decrease in general and administrative expenses is primarily due to decrease in payroll taxes and consulting fees.

OTHER INCOME (EXPENSE)

Other income (expense) includes interest expense of $10,410 and $30,262 for the three months ended March 31, 2017 and 2016, respectively. The decrease in interest expense is due the debt discount on outstanding convertible notes being fully amortized.

NET LOSS

Our net losses for the three months ended March 31, 2017 and 2016 was $52,957 and $247,047, respectively. Our losses decreased in the current year primarily because of decrease in compensation expense.

NINE MONTHS ENDED MARCH 31, 2017 COMPARED TO THE NINE MONTHS ENDED MARCH 31, 2016

REVENUE

For the Nine months ended March 31, 2017 and 2016, we had $0 of revenue.

OPERATING COSTS

Compensation includes salaries, stock-based compensation expenses and benefits paid and payable to three executives of the Company and a consultant/shareholder of the Company. Compensation expense was $689,010 for the nine months ended March 31, 2017, compared to $877,896 for the nine months ended March 31, 2016. Pursuant to the terms of these agreements, total annual compensation for services is $396,000. Effective December 31, 2016, the three executives of the Company terminated their employment agreements that represented total annual compensation of $336,000. The executive or consultant/shareholder have the option to accept shares of the Company’s common stock in lieu of cash based on a 50% discount to the average stock price, as defined. For the nine months ended March 31, 2017, the Company recorded $689,010 of compensation expense related to these agreements, which included $214,422 for accrual of nine months compensation due, and a charge of $474,588 for the fair value that could be paid in shares of common stock. The decrease in compensation expense is due in part to the termination of the employment agreements with the three executives and also to a decrease to the calculation of the fair value of shares that could be paid in shares of common stock due to a decrease in the price per share of the Company’s common stock.

General and Administrative expenses were $57,595 for the nine months ended March 31, 2017, compared to $123,484 for the nine months ended March 31, 2016. Administration comprise accounting, audit, legal and transfer agent costs related to SEC compliance and investor relation expenses. The decrease in general and administrative expenses is primarily due to decrease in payroll taxes and consulting fees.

OTHER INCOME (EXPENSE)

Other income (expense) includes interest expense of $49,369 and $72,679 for the nine months ended March 31, 2017 and 2016, respectively. The decrease in interest expense is due the debt discount on outstanding convertible notes being fully amortized.

NET LOSS

Our net losses for the nine months ended March 31, 2017 and 2016 was $795,974 and $1,074,059, respectively. Our losses decreased in the current year primarily because of decrease in compensation expense.

LIQUIDITY

As of March 31, 2017, we had cash of $8,582 and total liabilities of $688,327. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations.

The Company’s condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the nine months ended March 31, 2017, the Company incurred a net loss of $795,974 and used cash in operating activities of $24,511, and at March 31, 2017, had a stockholders’ deficiency of $678,078. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The Company’s independent registered public accounting firm, in their report on the Company’s financial statements for the year ending June 30, 2016, expressed substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

NONE.

ITEM 1A. RISK FACTORS.

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

Except as so indicated in Exhibits 32.1 and 32.2, the following exhibits are filed as part of, or incorporated by reference, to this Quarterly Report on Form 10-Q.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Articles of Incorporation		10/A#2		3.1	11/5/2009
3.2	Bylaws		10/A #2		3.2	11/5/2009
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101	Interactive Data Files for the Star Century Pandaho Corporation Form 10Q for the period ended March 31, 2017	X

 SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAR CENTURY PANDAHO CORPORATION

Date: April 25, 2017	By:	/s/ Fen Xing
Fen Xing Chief Executive Officer, Secretary, Treasurer and Director (Principal Executive Officer, Principal Accounting and Financial Officer)

