Form 10-K
period 2017-06-30
INTERNATIONAL LEADERS CAPITAL Corp
filed 2017-09-26
CIK 1470550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-53780

INTERNATIONAL LEADERS CAPITAL CORPORATION

(formerly Star Century Pandaho Corporation)

(Exact name of registrant as specified in its charter)

Nevada	27-0491634
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

1980 Festival Plaza Drive. Suite 530 Las Vegas, Nevada	89135
(Address of Principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code.	(702) 628-8899

Star Century Pandaho Corporation

(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act:	None

Securities registered under Section 12(g) of the Exchange Act:	Common stock, par value $0.001 per share
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
Emerging Growth Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2016: $123,764

As of September 20, 2017 the registrant had 1,574,179 outstanding shares of Common Stock.

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

ITEM 1. BUSINESS.

Company Overview

International Leaders Capital Corporation (formerly Star Century Pandaho Corporation) (“SCPD” or "the Company") was organized under the laws of the State of Nevada on May 21, 2009.

On May 28, 2017, Star Century Entertainment Corporation, a shareholder of the Company, agreed to sell 25,000 shares of the Company’s Series B preferred shares, representing approximately 99% of the voting control of the Company, to ILC Holdings, LLC, an unrelated third party, and the Company experienced a change in control. At May 28, 2017, ILC Holdings, LLC did not have any operations and had minimal assets and liabilities. In conjunction with the change in control, three individuals were elected to be the Company’s management, and the Company’s former Chief Executive Officer, former Chief Operating Officer, and former Director of Public Relations resigned. Effective August 2, 2017, the Company’s Board of Directors and a majority of the shareholders of the Company amended the Company’s Articles of Incorporation to (i) change the name of the Company to International Leaders Capital Corporation and (ii) effect a 1-for-50 reverse common stock split. All common stock share and per-share amounts for all periods presented in these financial statements have been adjusted retroactively to reflect the reverse stock split.

The Company’s previous majority shareholders had planned to build Pandaho, a cartoon styled character, into a competitive cartoon brand in China and surrounding areas with Pandaho-themed merchandise and multi-media exhibitions. Commensurate with the shareholder transactions on May 28, 2017, the Company plans to operate a financial services firm which provides consulting services for businesses and training programs for general investors. The Company anticipates earning revenue from (1) business training and consulting and (2) jointly investing in quality projects and ventures for companies which we serve. Our professional investment education program commences with a three day intensive program for general investors which is further reinforced with monthly training courses. In addition, we offer a roadshow platform for OTC listed companies which guides clients through the fund raising process.

The Company’s headquarters are based in Las Vegas, Nevada with planned primary operation in mainland China and Asia.

Employees

International Leaders Capital Corporation currently has two employees.

Office and Facilities

Our corporate headquarters are located at 1980 Festival Plaza Drive, Suite 530, Las Vegas, Nevada 89135.

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

Primarily as a result of our recurring losses and our lack of liquidity, the Company’s independent registered public accounting firm, in their report on our financial statements for the year ending June 30, 2017, expressed substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. We anticipate incurring losses in the foreseeable future. We do not have an established source of revenue sufficient to cover our operating costs. Our ability to continue as a going concern is dependent upon our ability to successfully compete, operate profitably and/or raise additional capital through other means. If we are unable to reverse our losses, we will have to discontinue operations.

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

On January 8, 2015, Star Century Entertainment Corporation owned 53.66% of the Company’s total outstanding shares of common stock. In May and June 2015, the Company issued approximately 67.9 million shares of common stock for the licensing of the Pandaho intellectual property and for various services. After the issuance of shares, Star Century Entertainment Corporation owned less than 1% of our Common Stock. On September 4, 2015, the Board of Directors designated 100,000 shares of Series B Preferred Stock, par value $0.01. Each share of Series B Preferred Stock has the voting power of 5,000 common shares. On September 8, 2015, the Company issued 25,000 shares of Series B Preferred Stock to Star Century Entertainment Corporation has voting power of 125,000,000 common shares and will have significant influence over all matters requiring approval by our shareholders, but not requiring the approval of the minority shareholders. Because it will have the majority of voting rights, it will be able to elect all of the members of our board of directors, allowing it to exercise significant control of our affairs and management. In addition, it may transact most corporate matters requiring shareholder approval by written consent, without a duly-noticed and duly-held meeting of shareholders.

On May 28, 2017, Star Century Entertainment Corporation and ILC Holdings, LLC entered into a Share Purchase Agreement pursuant to which Star Century Entertainment Corporation sold an aggregate of 25,000 shares of Series B preferred shares of the Registrant’s preferred stock to ILC Holdings, LLC at a purchase price of $50,000. Each share of Series B Preferred Stock has the voting power of 5,000 common shares. The 25,000 shares of Series B Preferred Stock has voting power of 125,000,000 common shares and the shares represent approximately 99% of the voting control of International Leaders Capital Corporation which is significant influence over all matters requiring approval by our shareholders, but not requiring the approval of the minority shareholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our fiscal year 2017 that remain unresolved.

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

The following tables set forth the range of high and low prices for our common stock for the each of the periods indicated as reported by the OTCQB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. On August 2, 2017, the directors and a majority of the stockholders of the Company approved a reverse stock split of all the Company’s outstanding common stock at a ratio of fifty to one (50 to 1). Prices for our common stock for all periods presented in these financial statements have been adjusted retroactively to reflect the reverse stock split.

Fiscal Year Ending June 30, 2017
Quarter Ended	High $	Low $
June 30, 2017	$1.00	$0.50
March 31, 2017	$1.50	$0.50
December 31, 2016	$4.00	$0.50
September 30, 2016	$3.00	$2.50

Fiscal Year Ending June 30, 2016
Quarter Ended	High $	Low $
June 30, 2016	$27.50	$3.00
March 31, 2016	$40.00	$25.00
December 31, 2015	$49.50	$27.50
September 30, 2015	$50.00	$27.50

On September 20, 2017, the last sales price per share of our common stock was $0.56.

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

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

International Leaders Capital Corporation (formerly Star Century Pandaho Corporation) (“SCPD” or "the Company") was organized under the laws of the State of Nevada on May 21, 2009.

On May 28, 2017, Star Century Entertainment Corporation, a shareholder of the Company, agreed to sell 25,000 shares of the Company’s Series B preferred shares, representing approximately 99% of the voting control of the Company, to ILC Holdings, LLC, an unrelated third party, and the Company experienced a change in control. At May 28, 2017, ILC Holdings, LLC did not have any operations and had minimal assets and liabilities. In conjunction with the change in control, three individuals were elected to be the Company’s management, and the Company’s former Chief Executive Officer, former Chief Operating Officer, and former Director of Public Relations resigned. Effective August 2, 2017, the Company’s Board of Directors and a majority of the shareholders of the Company amended the Company’s Articles of Incorporation to (i) change the name of the Company to International Leaders Capital Corporation and (ii) effect a 1-for-50 reverse common stock split. All common stock share and per-share amounts for all periods presented in these financial statements have been adjusted retroactively to reflect the reverse stock split.

The Company’s previous majority shareholders had planned to build Pandaho, a cartoon styled character, into a competitive cartoon brand in China and surrounding areas with Pandaho-themed merchandise and multi-media exhibitions. Commensurate with the shareholder transactions on May 28, 2017, the Company plans to operate a financial services firm which provides consulting services for businesses and training programs for general investors. The Company anticipates earning revenue from (1) business training and consulting and (2) jointly investing in quality projects and ventures for companies which we serve. Our professional investment education program commences with a three day intensive program for general investors which is further reinforced with monthly training courses. In addition, we offer a roadshow platform for OTC listed companies which guides clients through the fund raising process.

The Company’s headquarters are based in Las Vegas, Nevada with planned primary operation in mainland China and Asia.

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

RESULTS OF OPERATIONS

FISCAL YEAR ENDED JUNE 30, 2017 COMPARED TO THE FISCAL YEAR ENDED JUNE 30, 2016

REVENUE

For the fiscal years ended June 30, 2017 and 2016, we had $0 revenue.

OPERATING COSTS

Compensation includes salaries, stock-based compensation expenses and benefits paid and payable to three former executives and one current executive of the Company, and a consultant/shareholder of the Company. Compensation expense was $717,873 for the year ended June 30, 2017, compared to $751,830 for the year ended June 30, 2016. For the year ended June 30, 2017, compensation expense included $236,353 for accrual of annual compensation due, and a charge of $481,520 for the fair value that could be paid in shares of common stock. For the year ended June 30, 2016, compensation expense included $396,000 for accrual of annual compensation due, and a charge of $355,830 for the fair value that could be paid in shares of common stock. The decrease in compensation expense is primarily to the termination of the employment agreements with the three former executives.

General and administrative expenses were $64,392 for the year ended June 30, 2017, compared to $249,555 for the year ended June 30, 2016. Administration comprise accounting, audit, legal and transfer agent costs related to SEC compliance and investor relation expenses. The decrease in general and administrative expenses is primarily due to decrease in payroll taxes and consulting fees.

OTHER INCOME (EXPENSE)

Other income (expense) includes interest expense of $56,774 and $118,504 for the year ended June 30, 2017 and 2016, respectively. The decrease in interest expense is due the debt discount on outstanding convertible notes being fully amortized.

Other income (expense) also includes a $65,000 loss on settlement of debt recorded in fiscal 2016 compared to $0 in fiscal 2017. On September 8, 2015, the Company issued 25,000 shares of Series B Preferred Stock in exchange for $44,787 due to Star Century Entertainment Corporation, a related party. The fair value of the Series B Preferred Stock was determined to be $109,787, and the difference of $65,000 was recorded as a loss on settlement of debt.

NET LOSS

Our net losses for the year ended June 30, 2017 and 2016 was $839,039 and 1,184,889, respectively. Our losses decreased in the current year primarily because of decrease in compensation expense.

LIQUIDITY

As of June 30, 2017, we had cash of $92,004 and total liabilities of $722,314. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations.

The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the year ended June 30, 2017, the Company incurred a net loss of $839,039 and used cash in operating activities of $52,089, and at June 30, 2017, had a stockholders’ deficiency of $621,143. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The Company’s independent registered public accounting firm, in their report on the Company’s financial statements for the year ending June 30, 2017, expressed substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

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

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being June 30, 2017. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2017 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). As a result of this assessment, management concluded that, as of June 30, 2017 our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending June 30, 2018: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting identified in connection with the requisite evaluation that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The executive officers and directors of the Company as of September 20, 2017 are as follows:

Name	Age	Position
Cihan Huang	40	Chief Executive Officer, President and member of the Board of Directors
Chang Wang	31	Chief Operating Officer, Secretary, Treasurer and member of the Board of Directors
Michael Chi Chung Leung	57	Member of Board of Directors

Duties, Responsibilities and Experience

Biographical Information

Cihan Huang Mr. Huang is a full time Angel investor and a professional business speaker in China. He has spoken to more than 2 million people across the country, on different subjects, investing, Leadership, business model, marketing and selling etc. Mr. Huang has a strong interest in the language and culture of both Chinese and Western world, with superb English speaking skills and used to be the honorable president of Liyang Crazy English Education Group, which is the most famous training company in China. Mr. Huang has been long engaged in economics research and served as Vice Dean in Chinese Economy Institute, 2016-2017. Mr. Huang has served as Chairman of the Board of Directors of Guangzhou CIHAN Business Consulting Company Limited since 2008. He is Co-Founder of Shenzhen KAICI Fund Management Company Limited and served as a member of the Board of Directors from 2016 to present. From June 2015 to August 2015, he served as an executive director and Chief Executive Officer of Shenzhen CIHAN Internet Technology Company limited and from December 2015 to present he has served as Chairman of the Board of directors and chief executive officer. Since November 2015, Mr. Huang has served as General Manager and chairman of the Board of Directors of Shenzhen KAICI Financial Holding Group Co., Ltd. Since 2015, Mr. Huang has served as President and member of the Board of Directors of HONGKONG International Board Financial Investment Group Limited. From 2015 to 2016, he served as member of the Board of Directors of Shenzhen KAIMO VC Investment Corporation Limited and from 2016 to present he has served as General Manager and chairman of the Board of Directors.

Chang Wang Ms. Wang has had almost 10 years of experience in corporate compliance and operation, as well as a professional background in investment and finance. She has passed both the National Judicial Examination, and the Securities Investment Analyst Examination. In 2014, she received her attorney’s license. The last two years, she run two funds of 180 million range and invested in non-listed companies’ equities. From 2008 to 2009, Ms. Wang served as a legal assistant with Guangdong Dawei Law Firm. From 2009 to 2011, she served as Secretary, member of the Board of Directors and Manager of Legal Affairs Department of Guangdong Hua Nan Shun Tong Bulk Commodities Co., Ltd. From 2011 to 2013, Ms. Wang was a Trainee Solicitor of Guangdong Ever Win Law Office Dongguan f/k/a Guangdong Saanen Law Firm. From 2013 to 2014, she served as Head of the Branch of Black Sea Capital Co., Ltd., Dongguan. From 2015 to 2016, Ms. Wang was Chief Investment Officer of Dongguan Securities Corporation Ltd and from 2017 to present she is a self-employed Angel Investor.

Michael Chi Chung Leung Mr. Leung is a business guru with tremendous international business experiences and markets development. He is well-versed in connecting, promoting and thrive at multi-cultural markets. He is a life-member of the Stanford Business School. He is equipped with an MBA degree and obtained executive education in different focuses across Continents. In 2012, upon the 15th Anniversary that Hong Kong returned her sovereignty to P.R. China, Mr. Leung is decorated with a special recognition: Bauhinia Award1997-2012. It is awarded to only Fifty-five leading Hong Kong figures for their profound contributions in socio and economic development overall between HK and the mainland China. The prestigious award put him as an effective "modem" to bridge the best between EAST & WEST. He shares his enthusiasm for executive management, business development and continuing education which exemplify stellar professionalism of himself in different market regions. He is globally business savvy and has achieved substantial business track records in U.S., Europe and Asia markets. From a senior executive with regional responsibility at Fortune 100's corporation, He has turned himself to become a successful entrepreneur and investor; fostering international business cooperations with in-depth exposure at cross-cultural environment. Mr. Leung is also a widely acclaimed Guest & Keynote Speaker at universities & Commentator at global business forum. He is a certified business consultant and corporate trainer which earned him substantial recognition in the industry. From 2001 to 2004, he served as Senior Director and eMarketing of Oracle Corporation, Asia Pacific. He is Co-Founder of Inspur Worldwide Services, China and served as Vice Chairman and Chief Executive Officer from 2005 to 2009. He is Co-Founder of Tresor House Group Ltd. and served as Chief Executive Officer from 2010 to 2016. Mr. Leung has been Executive Vice-Chairman of Hong Kong International Board Financial Investment Group Company Ltd. from 2017.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary of Cash and Certain Other Compensation

The following table provides certain summary information concerning the compensation earned by the named executive officers for the fiscal years ended June 30, 2017 and 2016, for services rendered in all capacities to International Leaders Capital Corporation:

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Cihan Huang, Chief Executive Officer, President and Director	2017	$2,000	$—	$—	$—	$—	$—	$—	$2,000
	2016	$—	$—	$—	$—	$—	$—	$—	$—
Chang Wang, Chief Operating Officer, Secretary, Treasurer and Director	2017	$—	$—	$—	$—	$—	$—	$—	$—
	2016	$—	$—	$—	$—	$—	$—	$—	$—
Fen Xing, Former Chief Executive Officer, Secretary, Treasurer and Director	2017	$60,493	$—	$—	$—	$—	$—	$—	$60,493
	2016	$120,000	$—	$—	$—	$—	$—	$—	$120,000

Jian Zhang, Former Chief Operating Officer and Director	2017	$60,493	$—	$—	$—	$—	$—	$—	$60,493
	2016	$120,000	$—	$—	$—	$—	$—	$—	$120,000

Yan Zhang, Former Director of Public Relations and Director	2017	$48,395	$—	$—	$—	$—	$—	$—	$48,395
	2016	$96,000	$—	$—	$—	$—	$—	$—	$96,000

Director Compensation

The following table provides compensation summary concerning the compensation earned by the named directors for the years ended June 30, 2017 and 2016.

Name	Year	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Cihan Huang, Chief Executive Officer, President and Director	2017	$2,000	$—	$—	$—	$—	$—	$2,000
	2016	$—	$—	$—	$—	$—	$—	$—
Chang Wang, Chief Operating Officer, Secretary, Treasurer and Director	2017	$—	$—	$—	$—	$—	$—	$—
	2016	$—	$—	$—	$—	$—	$—	$—
Michael Chi Chung Leung, Director	2017	$—	$—	$—	$—	$—	$—	$—
	2016	$—	$—	$—	$—	$—	$—	$—
Fen Xing, Chief Former Executive Officer, Secretary, Treasurer and Director	2017	$60,493	$—	$—	$—	$—	$—	$60,493
	2016	$120,000	$—	$—	$—	$—	$—	$120,000

Jian Zhang, Former Chief Operating Officer and Director	2017	$60,493	$—	$—	$—	$—	$—	$60,493
	2016	$120,000	$—	$—	$—	$—	$—	$120,000

Yan Zhang, Former Director of Public Relations and Director	2017	$48,395	$—	$—	$—	$—	$—	$48,395
	2016	$96,000	$—	$—	$—	$—	$—	$96,000

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of September 22, 2017, information about the beneficial ownership of our capital stock with respect to each person known by International Leaders Capital Corporation to own beneficially more than 5% of the outstanding capital stock, each director and officer, and all directors and officers as a group.

	Number of Shares Beneficially Owned		Percentage of Class (2)
Name and Address(1)		Class
Cihan Huang, Chief Executive Officer, President and Director	--	Common	*
Chang Wang, Chief Operating Officer, Secretary, Treasurer and Director	--	Common	*
Michael Chi Chung Leung, Director	--	Common	*
All directors and executive officers (3 persons)	--	Common	*
5% Holders
Asia International Holdings Limited	400,000	Common	25.4%
Memory Hospitality Consultancy PTE Ltd.	395,650	Common	25.1%
Lui Li	238,000	Common	15.1%
ILC Holdings, LLC	200,000	Common	12.7%
Changsha 3D Technology Co., Ltd.	80,000	Common	5.1%
*Denotes less than 1%

1)	Unless noted otherwise, the address for all persons listed is c/o the Company at 1980 Festival Plaza Drive, Suite 530, Las Vegas, Nevada 89135.
2)	The above percentages are based on 1,574,179 shares of common stock outstanding as September 20, 2017.

 “Beneficial ownership” means the sole or shared power to vote or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of or to direct the disposition of, a security).

There are no arrangements, known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of International Leaders Capital Corporation

There are no arrangements or understandings among members of both the former and the new control groups and their associates with respect to election of directors or other matters.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

None.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by the Company's auditors for the professional services rendered in connection with the audit of the Company's annual financial statements, review of our Form 10 and reviews of the financial statements included in the Company's Forms 10-Qs and Form 10-Ks for fiscal 2017 and 2016 were approximately $25,408 and $30,330, respectively.

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

INTERNATIONAL LEADERS CAPITAL CORPORATION

Date: September 26, 2017	By:	/s/ Cihan Huang
Cihan Huang, Chief Executive Officer, President and Director (Principal Executive Officer)

	By:	/s/ Chang Wang
Chang Wang, Chief Operating Officer, Secretary, Treasurer and Director (Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 26, 2017	By:	/s/ Cihan Huang
Cihan Huang, Chief Executive Officer, President and Director (Principal Executive Officer)

	By:	/s/ Chang Wang
Chang Wang, Chief Operating Officer, Secretary, Treasurer and Director (Principal Accounting and Financial Officer)

INTERNATIONAL LEADERS CAPITAL CORPORATION

(formerly Star Century Pandaho Corporation)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

International Leaders Capital Corporation (formerly Star Century Pandaho Corporation),

We have audited the accompanying balance sheets of International Leaders Capital Corporation (formerly Star Century Pandaho Corporation) (the “Company”) as of June 30, 2017 and 2016, and the related statements of operations, stockholders’ deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Leaders Capital Corporation (formerly Star Century Pandaho Corporation) as of June 30, 2017 and 2016, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses from operations and used cash in operating activities since inception, and has a stockholders’ deficiency at June 30, 2017. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Weinberg & Company, P.A.

Los Angeles, California

September 26, 2017

INTERNATIONAL LEADERS CAPITAL CORPORATION

(formerly Star Century Pandaho Corporation)

BALANCE SHEETS

	June 30,	June 30,
	2017	2016
Assets
Current assets:
Cash	$92,004	$920
Prepaid expenses	9,167	9,167
Total current assets	$101,171	$10,087

Liabilities and Stockholders’ Deficiency
Current Liabilities:
Accounts payable and accrued liabilities	$117,966	$105,663
Accrued compensation-related party	255,821	918,065
Advances (including $36,000 and $25,000 due to related parties at June 30, 2017 and 2016, respectively)	90,390	79,390
Convertible notes – related party, net of discount of $1,781 and $34,942 at June 30, 2017 and 2016, respectively	214,957	131,639
Total current liabilities	679,134	1,234,757

Commitments and contingencies

Non-redeemable convertible note – related party	43,180	42,551

Stockholders' Deficiency:
Preferred stock; par value $0.01; 48,900,000 shares authorized; no shares issued and outstanding	—	—
Series A Convertible Preferred Stock; par value $0.01; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Series B Preferred Stock; par value $0.01; 100,000 shares authorized; 25,000 shares issued and outstanding at June 30, 2017 and 2016	250	250
Common stock; par value $0.001; 250,000,000 shares authorized; 1,574,179 and 1,374,179 shares issued and outstanding at June 30, 2017 and 2016, respectively	1,574	1,374
Additional paid-in capital	120,830,251	119,345,334
Notes receivable	(5,000,000)	(5,000,000)
Accumulated deficiency	(116,453,218)	(115,614,179)
Total stockholders' deficiency	(621,143)	(1,267,221)
Total liabilities and stockholders’ deficiency	$101,171	$10,087

See accompanying notes

INTERNATIONAL LEADERS CAPITAL CORPORATION

(formerly Star Century Pandaho Corporation)

STATEMENTS OF OPERATIONS

	Year ended June 30, 2017	Year ended June 30, 2016

Revenue	$—	$—

Operating costs:
Compensation–related party	717,873	751,830
General and administrative (including related party share -based compensation of $0 and $153,993)	64,392	249,555
Total operating expenses	782,265	1,001,385

Loss from operations	(782,265)	(1,001,385)

Other expenses:
Interest expense	(56,774)	(118,504)
Loss on settlement of debt	—	(65,000)
	(56,774)	(183,504)
Net loss	$(839,039)	$(1,184,889)

Net loss per share - basic and diluted	$(0.61)	$(0.86)

Weighted average number of common shares outstanding - basic and diluted	1,380,205	1,370,713

See accompanying notes

See accompanying notes

INTERNATIONAL LEADERS CAPITAL CORPORATION

(formerly Star Century Pandaho Corporation)

STATEMENT OF STOCKHOLDERS' DEFICIENCY

	Common Shares	Common Stock	Series B Preferred Shares	Series B Preferred Stock	Additional Paid-in Capital	Accumulated Deficit	Note Receivable	Total Stockholders’ Deficiency
Balance July 1, 2015	1,365,053	$1,365	—	$—	$118,828,320	$(114,429,290)	$(5,000,000)	$(599,605)

Fair value of Series B Preferred Shares issued for settlement of debt-related party	—	—	25,000	250	109,537	—	—	109,787
Beneficial conversion feature of issued convertible notes-related party	—	—	—	—	133,493	—	—	133,493
Fair value of shares issued for settlement of compensation payable-related party	3,997	4	—	—	119,996	—	—	120,000
Fair value of shares issued for services-related party	5,129	5	—	—	153,988	—	—	153,993
Net loss	—	—	—	—	—	(1,184,889)	—	(1,184,889)
Balance June 30, 2016	1,374,179	1,374	25,000	250	119,345,334	(115,614,179)	(5,000,000)	(1,267,221)
Beneficial conversion feature on issuance of convertible note payable-related party	—	—	—	—	5,000	—	—	5,000
Gain on settlement of accrued compensation–related party treated as a capital contribution	—	—	—	—	1,380,117	—	—	1,380,117
Shares issued for cash-related party	200,000	200	—	—	99,800	—	—	100,000
Net loss	—	—	—	—	—	(839,039)	—	(839,039)
Balance June 30, 2017	1,574,179	$1,574	25,000	$250	$120,830,251	$(116,453,218)	$(5,000,000)	$(621,143)

See accompanying notes

INTERNATIONAL LEADERS CAPITAL CORPORATION

(formerly Star Century Pandaho Corporation)

STATEMENTS OF CASH FLOWS

	Year Ended June 30, 2017	Year Ended June 30, 2016
Cash Flows from Operating Activities:
Net loss	$(839,039)	$(1,184,889)
Adjustments to reconcile net loss to net cash used in operating activities and liabilities:
Accrued interest-related party	18,613	19,953
Amortization of debt discount-related party	38,161	98,551
Fair value of shares issued for services-related party	—	153,993
Loss on settlement of debt-related party	—	65,000
Changes in operating assets and liabilities:
Prepaid expenses	—	1,800
Accounts payable and accrued expenses	12,303	49,205
Accrued compensation-related parties	717,873	699,527
Net cash used in operating activities	(52,089)	(96,860)

Cash Flows from Financing Activities:
Proceeds from issuance of convertible notes-related parties	32,173	144,381
Proceeds from advances-related party	11,000	—
Proceeds from sale of shares-related party	100,000	—
Payment made on non-redeemable convertible note	—	(61,892)
Net cash provided by financing activities	143,173	82,489

Net change in cash	91,084	(14,371)
Cash beginning of year	920	15,291
Cash end of year	$92,004	$920

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for:
Interest paid	$—	$—
Income tax paid	$—	$—
NON-CASH FINANCING ACTIVITIES
Issuance of Series B Preferred Stock in settlement of advance due to a shareholder	$—	$44,787
Beneficial conversion feature associated with issued convertible notes-related party	$5,000	$133,493
Issuance of shares of common stock to settle compensation payable-related party	$—	$120,000
Reclassification of advances to convertible notes	$—	$10,200
Gain on settlement of accrued compensation–related party treated as a capital contribution	$1,380,117	$—

See accompanying notes

INTERNATIONAL LEADERS CAPITAL CORPORATION

(formerly Star Century Pandaho Corporation)

Notes to Financial Statements

For the years ended June 30, 2017 and 2016

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

International Leaders Capital Corporation (formerly Star Century Pandaho Corporation) ("the Company", “SCPD”) was organized under the laws of the State of Nevada on May 21, 2009. The Company was established as part of the Chapter 11 reorganization of AP Corporate Services, Inc. ("AP").

On May 28, 2017, Star Century Entertainment Corporation, a shareholder of the Company, agreed to sell 25,000 shares of the Company’s Series B preferred shares, representing approximately 99% of the voting control of the Company, to ILC Holdings, LLC, an unrelated third party, and the Company experienced a change in control. At May 28, 2017, ILC Holdings, LLC did not have any operations and had minimal assets and liabilities. In conjunction with the change in control, three individuals were elected to be the Company’s management, and the Company’s former Chief Executive Officer, former Chief Operating Officer, and former Director of Public Relations resigned. Effective August 2, 2017, the Company’s Board of Directors and a majority of the shareholders of the Company amended the Company’s Articles of Incorporation to (i) change the name of the Company to International Leaders Capital Corporation and (ii) effect a 1-for-50 reverse common stock split. All common stock share and per-share amounts for all periods presented in these financial statements have been adjusted retroactively to reflect the reverse stock split.

The Company’s previous majority shareholders had planned to build Pandaho, a cartoon styled character, into a competitive cartoon brand in China and surrounding areas with Pandaho-themed merchandise and multi-media exhibitions. Commensurate with the shareholder transactions on May 28, 2017, the Company plans to operate a financial services firm which provides consulting services for businesses and training programs for general investors. The Company anticipates earning revenue from (1) business training and consulting and (2) jointly investing in quality projects and ventures for companies which we serve.

The Company’s headquarters are based in Las Vegas, Nevada with planned primary operation in mainland China and Asia.

GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the year ended June 30, 2017, the Company incurred a net loss of $839,039 and used cash in operating activities of $52,089, and at June 30, 2017, had a stockholders’ deficiency of $621,143. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

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

At June 30, 2017 and 2016, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock as their effect would have been anti-dilutive:

	June 30, 2017	June 30, 2016
Common stock issuable upon conversion of convertible and non-redeemable convertible notes payable	5,378,010	2,516,830
Common stock issuable upon conversion of accrued compensation	240,821	289,073
Total	5,618,831	2,805,903

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

NOTE 2. COMPENSATION AND ACCRUED COMPENSATION-RELATED PARTY

Compensation-related party and accrued compensation-related party represent compensation due to three former executives and one current executive, and due to a shareholder consultant. Pursuant to the terms of employment agreements, the executives and shareholder consultant have the option to accept shares of the Company’s common stock in lieu of cash based on a 50% discount to the average stock price, as defined. The option to accept shares of common stock in lieu of cash is accounted for at the fair value of the potentially issuable common shares and is subject to adjustment at each reporting date based on the change in market value of the shares.

On June 30, 2016, accrued compensation related to the three former executives totaled $812,775. From July 1, 2016 to December 31, 2016, additional compensation expense of $567,342 was recorded, including $169,380 accrual of cash compensation, and a charge of $397,962 for the fair value that could be paid in shares of common stock. At December 31, 2016, accrued compensation due to the three former executives totaled $1,380,117. Effective December 31, 2016, the three former executives agreed to forgive the $1,380,117, and to also terminate their employment agreements. Accordingly, at June 30, 2017, the total due to the three former executives for accrued compensation was zero. The Company determined that based on the related party nature of the settlement, the gain on settlement of accrued compensation was treated as a capital contribution.

On June 30, 2016, accrued compensation due to the shareholder consultant was $105,290. During the ten months ended April 30, 2017, additional compensation of $146,531 was recorded, including $64,973 accrual of cash compensation due, and a charge of $81,558 for the fair value that could be paid in shares of common stock. On April 30, 2017, the consulting agreement with the shareholder consultant was terminated and the shareholder consultant entered into a new consulting agreement whereby the Company agreed to pay $7,500 per month in cash for consulting services through December 31, 2017. At April 30, 2017 and June 30, 2017, the accrued compensation due to the shareholder consultant under the former agreement was $236,821, which if the shareholder consultant elected to be paid in shares of common stock, would result in the issuance of 236,821 shares of the Company’s common stock. In addition, at June 30, 2017, accrued compensation due to the shareholder consultant under the new agreement was $15,000.

Effective June 1, 2017, the Company entered in an employment agreement with the current executive for annual compensation of $24,000. The executive has the option to accept shares of the Company’s common stock in lieu of cash based on a 50% discount to the average stock price, as defined. For the year ended June 30, 2017, compensation expense of $4,000 was recorded, including $2,000 accrual of cash compensation and a charge of $2,000 for the fair value that could be paid in shares of common stock related to this employment agreement. At June 30, 2017, the accrued compensation due to the executive was $4,000, which if the shareholder consultant elected to be paid in shares of common stock, would result in the issuance of 4,000 shares of the Company’s common stock.

NOTE 3. ADVANCES

The Company from time to time borrows from its principal shareholders, or others, to pay expenses such as filing fees, accounting fees and legal fees. These advances are non-interest bearing, unsecured, and generally due upon demand. At June 30, 2017 and 2016, the Company was obligated for the following advances:

	June 30, 2017	June 30, 2016
Advances due to shareholder	$36,000	$25,000
Advances due to unrelated parties	54,390	54,390
	$90,390	$79,390

NOTE 4. CONVERTIBLE NOTES-RELATED PARTIES

	June 30, 2017	June 30, 2016
Balance due on convertible notes	$216,738	$166,581
Unamortized note discounts	(1,781)	(34,942)
	$214,957	$131,639

Convertible notes-related party are unsecured, accrue interest at 10% per annum, and are due from August 2017 through March 2018. The notes are convertible into shares of the Company’s common stock at a conversion price ranging from of $0.01 per share to $0.10 per share. At June 30, 2017, the notes are convertible into 4,514,410 shares of common stock. At June 30, 2016, principal and accrued interest totaled $166,581. During the year ended June 30, 2017, the Company issued five convertible notes for total proceeds of $32,173, and accrued interest of $18,115 was added the balance due. At June 30, 2017, principal and accrued interest totaled $216,738.

At June 30, 2016, the unamortized discount on convertible notes was $34,942. During the year ended June 30, 2017, $5,000 of discount was added for the beneficial conversion feature on issuance of a convertible note payable, and $38,161 of discount was amortized and included in interest expense. At June 30, 2017, the unamortized discount on convertible notes is $1,781, and is to be amortized through December 2017.

NOTE 5. NON-REDEEMABLE CONVERTIBLE NOTE

Non-redeemable convertible note-related party is secured by all the assets of the Company, accrues interest at 20% per annum, and is due August 1, 2017. The Company may prepay the note in readily available funds at any time prior to the maturity date. The Company has the right to convert the note into shares of the Company’s common stock at any time prior to the maturity date at a fixed price of $0.05 per share of common stock. At June 30, 2016, principal and accrued interest totaled $42,551. During the year ended June 30, 2017, interest of $629 was accrued and added to principal. At June 30, 2017, principal and accrued interest totaled $43,180 and are convertible into 863,600 shares of common stock. As it is the Company’s choice to convert the note into shares of the Company’s common stock or to pay the note in cash, the note is presented below current liabilities on the accompanying balance sheets.

NOTE 6. STOCKHOLDERS' DEFICIENCY

Series B Preferred stock

In 2015, the Company filed a Certificate of Designation designating the rights and restrictions of 100,000 shares of Series B Preferred stock, par value $0.01 pursuant to resolutions approved by the Company’s Board of Directors on June 11, 2015.

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

During the year ended June 30, 2016, the Company issued 25,000 shares of Series B Preferred Stock in exchange for $44,787 due to Star Century Entertainment Corporation, a related party shareholder. The fair value of the Series B Preferred Stock as determined by a third party valuation expert was determined to be $109,787. The difference between the fair value of Series B Preferred Stock of $109,787 and the $44,787 debt settled of $65,000 is recorded as a loss on settlement of debt in the accompany statement of operations.

During the year ended June 30, 2017, Star Century Entertainment Corporation agreed to sell the 25,000 shares of the Company’s Series B preferred shares to ILC Holdings, LLC, an unrelated third party (see Note 1). At June 30, 2017, there were 1,574,179 shares of common stock outstanding. Based on the voting rights of the Series B Preferred stock of 125,000,000 shares of common stock, ILC Holdings, LLC has the ability to elect our directors and determine the outcome of votes by our stockholders on corporate matters, including mergers, sales of our assets, charter amendments and other matters requiring stockholder approval.

Common stock

During the year ended June 30, 2016, the Company issued 456,274 shares of common stock valued at $273,933 to Mr. Peter Chin, a shareholder. 199,833 shares of common stock were issued to settle compensation payable of $120,000, and the balance of 256,441 shares of common stock, valued at $153,993, was recognized as stock compensation expense.

During the year ended June 30, 2017, the Company issued 200,000 shares of common stock for cash proceeds of $100,000.

NOTE 7. INCOME TAXES

For the years ended June 30, 2017 and 2016, our net losses were $835,039 and $1,184,889, respectively, and no provision for income taxes was recorded. We made no provision for income taxes due to our utilization of federal net operating loss carry forwards to offset both regular taxable income and alternative minimum taxable income.

Income taxes differ from the amount that would be computed by applying the Federal statutory income tax rates of 34% as follows:

	Year ended June 30 2017	Year ended June 30 2016
Provision for income taxes:
Net loss	$(839,039)	$(1,184,889)
Adjustments:
Amortization of debt discount	38,161	98,551
Share based compensation	—	273,993
	(800,878)	(812,345)
Federal statutory income tax rate	34%	34%
Income tax expense (benefit)	(272,299)	(276,197)
Change in valuation allowance	272,299	276,197
	$—	$—

Deferred tax assets and liabilities consist of the following as of June 30:

	2017	2016
Deferred tax assets:
Net operating loss carry forwards	$773,688	$501,389
Less valuation allowance	(773,668)	(501,389)
Net deferred tax asset	$—	$—

The Company has provided a valuation allowance on the deferred tax assets at June 30, 2017 and 2016 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted. The net change in the valuation allowance for the year ended June 30, 2017 was an increase of $272,299.

The Company has net operating loss carryforwards of approximately $2.2 million for federal purposes available to offset future taxable income that expire in varying amounts through 2036. The ability to utilize the net operating loss carry forwards could be limited by Section 382 of the Internal Revenue Code which limits their use if there is a change in control (generally a greater than 50% change in ownership). The Company is subject to examination by tax authorities for all years for which a loss carry forward is utilized in subsequent periods.

The Company follows FASB guidelines that address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. This guidance also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of June 30, 2017 and 2016, the Company did not have a liability for unrecognized tax benefits, and no adjustment was required at adoption. The tax years 2011 through 2016 remain open to examination by the major taxing jurisdictions in which the Company operate

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of June 30, 2017 and 2016, the Company has no accrued interest or penalties related to uncertain tax positions.

NOTE 8. SUBSEQUENT EVENTS

On August 2, 2017, the directors and a majority of the stockholders of the Company approved the following resolutions to change the name of the Corporation to International Leaders Capital Corporation, and effect a reverse stock split of all the Company’s outstanding common stock at a ratio of fifty to one (50 to 1). All common stock share and per-share amounts for all periods presented in these financial statements have been adjusted retroactively to reflect the reverse stock split.

On August 16, 2017, the Company issued a convertible note payable for $105,000, bearing interest at 8% per annum, and maturing on August 15, 2018. At the option of the holder, on or before December 31, 2017, the note is convertible into shares of common stock of the Company at a price per share discount of 50% of the lowest closing market price of the Company’s common stock for the ten trading days preceding a conversion notice. The Company determined that the conversion feature of the note was not fixed, and will record the fair value of the conversion feature of approximately $200,000 as a derivative liability.

