Form 10-Q
period 2017-09-30
INTERNATIONAL LEADERS CAPITAL Corp
filed 2017-11-13
CIK 1470550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 205495

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-53780

INTERNATIONAL LEADERS CAPITAL CORPORATION

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

As of November 13, 2017, the registrant had 1,574,179 outstanding shares of Common Stock.

2

INTERNATIONAL LEADERS CAPITAL CORPORATION

Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of this Quarterly Report on Form 10-Q, including any projections of earnings, revenue or other financial items, any statements regarding the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, any statements regarding expected benefits from any transactions and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risk and uncertainties, including, but not limited to, the risk factors set forth in “Part II, Item 1A – Risk Factors” below and for the reasons described elsewhere in this Quarterly Report on Form 10-Q. All forward looking statements and reasons why results may differ included in this report are made as of the date hereof and we do not intend to update any forward-looking statements except as required by law or applicable regulations. Except where the context otherwise requires, in this Quarterly Report on Form 10-Q, the “Company,” “International Leaders Capital Corporation,”, “the Company ”, “we,” “us” and “our” refer to International Leaders Capital Corporation, a Nevada corporation.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL LEADERS CAPITAL CORPORATION
CONDENSED BALANCE SHEETS

	September 30,	June 30,
	2017	2017
	(Unaudited)
Assets
Current assets:
Cash	$22,136	$92,004
Prepaid expenses	6,667	9,167
Total current assets	$28,803	$101,171

Liabilities and Stockholders’ Deficiency
Current Liabilities:
Accounts payable and accrued liabilities	$130,129	$117,966
Accrued compensation-related party	242,822	255,821
Advances (including $25,000 and $36,000 due to related parties at September 30, 2017 and June 30, 2017, respectively)	79,390	90,390
Convertible notes – related parties, net of discount of $67,674 and $1,781 at September 30, 2017 and June 30, 2017, respectively	153,894	214,957
Derivative liability	195,092	—
Total current liabilities	801,327	679,134

Commitments and contingencies

Non-redeemable convertible note – related party	43,180	43,180

Stockholders' Deficiency:
Preferred stock; par value $0.01; 48,900,000 shares authorized; no shares issued and outstanding	—	—
Series A Convertible Preferred Stock; par value $0.01; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Series B Preferred Stock; par value $0.01; 100,000 shares authorized; 25,000 shares issued and outstanding at September 30, 2017 and June 30, 2017	250	250
Common stock; par value $0.001; 250,000,000 shares authorized; 1,574,179 shares issued and outstanding at September 30, 2017 and June 30, 2017	1,574	1,574
Additional paid-in capital	120,830,251	120,830,251
Notes receivable	(5,000,000)	(5,000,000)
Accumulated deficiency	(116,647,779)	(116,453,218)
Total stockholders' deficiency	(815,704)	(621,143)
Total liabilities and stockholders’ deficiency	$28,803	$101,171

See accompanying notes

INTERNATIONAL LEADERS CAPITAL CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30, 2017	For the Three Months Ended September 30, 2016

Revenue	$—	$—

Costs and expenses:
Compensation – related party	29,501	459,794
General and administrative	31,031	26,135
Total operating expenses	60,532	485,929

Other income (expenses):
Interest expense	(38,937)	(25,780)
Private placement costs	(130,381)	—
Change in fair value of derivative liability	35,289	—
Total other income (expense)	(134,029)	(25,780)

Net loss	$(194,561)	$(511,709)

Net loss per share - basic and diluted	$(0.12)	$(0.37)

Weighted average number of common shares outstanding - basic and diluted	1,574,179	1,374,179

See accompanying notes

 INTERNATIONAL LEADERS CAPITAL CORPORATION

CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIENCY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017

(Unaudited)

	Common Shares	Common Stock	Series B Preferred Shares	Series B Preferred Stock	Additional Paid-in Capital	Accumulated Deficiency	Note Receivable	Total Stockholders’ Deficiency
Balance July 1, 2017	1,574,179	$1,574	25,000	$250	$120,830,251	$(116,453,218)	$(5,000,000)	$(621,143)

Net loss	—	—	—	—	—	(194,561)	—	(194,561)

Balance September 30, 2017 (Unaudited)	1,574,179	$1,574	25,000	$250	$120,830,251	$(116,647,779)	$(5,000,000)	$(815,704)

See accompanying notes

INTERNATIONAL LEADERS CAPITAL CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016
Cash Flows from Operating Activities:
Net loss	$(194,561)	$(511,709)
Adjustments to reconcile net loss to net cash used in operating activities and liabilities:
Amortization of debt discount	34,107	20,967
Private placement costs	130,381
Change in fair value of derivative liability	(35,289)	—
Changes in operating assets and liabilities:
Prepaid expenses	2,500	2,500
Accounts payable and accrued expenses	12,163	16,152
Accrued compensation-related parties	(12,999)	459,794
Accrued interest	4,830	4,813
Net cash used in operating activities	(58,868)	(7,483)

Cash Flows from Financing Activities:
Proceeds from convertible notes - related parties	100,000	7,173
Payment made on convertible notes - related parties	(100,000)	—
Payment made on advances – related parties	(11,000)	—
Net cash provided by financing activities	(11,000)	7,173

Net change in cash	(69,868)	(310)
Cash beginning of year	92,004	920
Cash end of year	$22,136	$610

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for:
Interest paid	$—	$—
Income tax paid	$—	$—
NON-CASH FINANCING ACTIVITIES
Beneficial conversion feature associated with issued convertible notes	$—	$5,000

See accompanying notes

INTERNATIONAL LEADERS CAPITAL CORPORATION

Notes to Condensed Financial Statements

Three Months ended September 30, 2017 and 2016

(Unaudited)

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

International Leaders Capital Corporation (formerly Star Century Pandaho Corporation) ("the Company") was organized under the laws of the State of Nevada on May 21, 2009. The Company was established as part of the Chapter 11 reorganization of AP Corporate Services, Inc.

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

The Company plans to operate a financial services firm which provides consulting services for businesses and training programs for general investors. The Company anticipates earning revenue from business training and consulting, and jointly investing in projects and ventures for companies which we serve. The Company’s headquarters are based in Las Vegas, Nevada with planned primary operation in mainland China and Asia.

Basis of presentation

The unaudited condensed financial statements of the Company for the three months ended September 30, 2017 and 2016 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of June 30, 2017 was derived from the audited financial statements included in the Company's financial statements as of and for the fiscal year ended June 30, 2017 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on September 26, 2017. These financial statements should be read in conjunction with that report.

Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the three months ended September 30, 2017, the Company incurred a net loss of $194,561 and used cash in operating activities of $58,868, and at September 30, 2017, had a stockholders’ deficiency of $815,704. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s June 30, 2017 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

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

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The more significant estimates and assumptions by management include, among others, the accrual of potential liabilities, the assumptions made in valuing stock instruments issued for services, and the valuation allowance for deferred tax assets.

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

At September 30, 2017 and 2016, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock as their effect would have been anti-dilutive:

	September 30, 2017	September 30, 2016
Common stock issuable upon conversion of convertible and non-redeemable convertible notes payable	4,473,155	2,642,968
Common stock issuable upon conversion of accrued compensation	433,611	530,805
Total	4,906,766	3,173,773

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The Company uses a probability weighted average Black-Scholes-Merton model to value the derivative instruments. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.

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

The fair value of the derivative liability of $195,092 at September 30, 2017 was valued using Level 2 inputs.

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

NOTE 2. COMPENSATION AND ACCRUED COMPENSATION-RELATED PARTIES

Compensation-related party and accrued compensation-related party represent compensation due to one executive and due to a shareholder consultant. Pursuant to the terms of agreements, the executive and shareholder consultant have the option to accept shares of the Company’s common stock in lieu of cash based on a 50% discount to the average stock price, as defined. The option to accept shares of common stock in lieu of cash is accounted for at the fair value of the potentially issuable common shares and is subject to adjustment at each reporting date based on the change in market value of the shares.

In April 2017, the consulting agreement with the shareholder consultant was terminated, and at September 30, 2017 and June 30, 2017, the accrued compensation due to the shareholder consultant under the terminated consulting agreement was $226,822 and $236,821, respectively, which if the shareholder consultant elected to be paid in shares of common stock, would result in the issuance of 405,039 and 236,821 shares, respectively, of the Company’s common stock. Also effective in April 2017, a second consulting agreement was signed with the shareholder consultant and the Company agreed to pay $7,500 per month in cash for consulting services through December 31, 2017. At June 30, 2017, the accrued compensation under the new agreement was $15,000. During the three months ended September 30, 2017, compensation of $22,500 was accrued, and $37,500 of the accrued compensation was paid. At September 30, 2017, accrued compensation due to the shareholder consultant under the second agreement was $0.

Effective June 1, 2017, the Company entered in an employment agreement with an executive for annual compensation of $24,000. The executive has the option to accept shares of the Company’s common stock in lieu of cash based on a 50% discount to the average stock price, as defined. At June 30, 2017, accrued compensation due to the executive was $4,000. For the three months ended September 30, 2017, compensation expense of $12,000 was recorded, including $6,000 accrual of cash compensation and a charge of $6,000 for the fair value that could be paid in shares of common stock related to this employment agreement. At September 30, 2017, the accrued compensation due to the executive was $16,000, which if the shareholder consultant elected to be paid in shares of common stock, would result in the issuance of 28,572 shares of the Company’s common stock.

NOTE 3. ADVANCES

The Company from time to time borrows from its principal shareholders, or others, to pay expenses such as filing fees, accounting fees and legal fees. These advances are non-interest bearing, unsecured, and generally due upon demand. At September 30, 2017 and June 30, 2017, the Company was obligated for the following advances:

	September 30, 2017	June 30, 2017
Advances due to shareholder	$25,000	$36,000
Advances due to unrelated parties	54,390	54,390
	$79,390	$90,390

NOTE 4. CONVERTIBLE NOTES-RELATED PARTY

A summary of convertible notes payable-related party as of September 30, 2017 and June 30, 2017 is as follows:

	September 30, 2017	June 30, 2017
Convertible notes payable-related party (a)	$120,582	$216,738
Convertible note payable-ILC Holdings (b)	100,986	—
Unamortized note discounts	(67,674)	(1,781)
	$153,894	$214,957

(a)

Convertible notes-related party are unsecured, accrue interest at 10% per annum, and are due from December 2017 through November 2018. These notes are convertible into shares of the Company’s common stock at a conversion price ranging from of $0.01 per share to $0.10 per share. At June 30, 2017, principal and accrued interest totaled $216,738. During the three months ended September 30, 2017, the Company paid $100,000 of principal and interest, and accrued interest of $3,844 was added to principal. At September 30, 2017, principal and accrued interest totaled $120,582. At September 30, 2017 and June 30, 2017, these convertible notes-related parties are convertible into 3,609,555 and 4,514,410 shares of common stock, respectively. At June 30, 2017, the unamortized discount on these convertible notes-related parties was $1,781. During the three months ended September 30, 2017, $1,260 of discount was amortized and included in interest expense. At September 30, 2017, the unamortized discount on these convertible notes-related parties is $521, and is to be amortized through December 2017.

(b)

On August 16, 2017, the Company issued a convertible note to ILC Holdings LLC, the controlling shareholder of the Company, for total proceeds of $100,000. The convertible note is unsecured, accrues interest at 8% per annum, and is due on August 15, 2018. During the three months ended September 30, 2017, accrued interest of $986 was added to principal and at September 30, 2017, principal and accrued interest totaled $100,986. During the three months ended September 30, 2017, $100,000 of discount was recorded on the issuance of the convertible note to ILC Holdings LLC, and $32,847 of discount was amortized and included in interest expense. At September 30, 2017, the unamortized discount on convertible notes-controlling shareholder is $67,153, and is to be amortized through December 2017.

ILC Holdings LLC has the option, on or before December 31, 2017, to accept shares of the Company’s common stock in lieu of cash based by dividing (i) the principal balance plus accrued interest by (ii) 50% of the average of the lowest 5 trading days closing bid prices in the past 10 trading days immediately preceding any such conversion. The variable conversion price of the convertible note to ILC Holdings LLC is not considered predominately based on a fixed monetary amount settleable with a variable number of shares due to the volatility and trading volume of the Company’s common stock. As a result, the Company determined that the conversion features of the convertible note to ILC Holdings LL was not considered indexed to the Company’s own stock and characterized the fair value of the conversion feature as a derivative liability upon issuance (See Note 6).

NOTE 5. NON-REDEEMABLE CONVERTIBLE NOTE-RELATED PARTY

Non-redeemable convertible note-related party is secured by all the assets of the Company, accrues interest at 20% per annum, and is due August 1, 2017. The Company may prepay the note in readily available funds at any time prior to the maturity date. The Company has the right to convert the note into shares of the Company’s common stock at any time prior to the maturity date at a fixed price of $0.05 per share of common stock. At June 30, 2017, principal and accrued interest totaled $43,180. During the three months ended September 30, 2017, interest of $0 was accrued and added to principal. At September 30, 2017, principal and accrued interest totaled $43,180 and are convertible into 863,600 shares of common stock. As it is the Company’s choice to convert the note into shares of the Company’s common stock or to pay the note in cash, the note is presented below current liabilities on the accompanying balance sheets.

NOTE 6. CONVERTIBLE NOTE DERIVATIVE LIABILITY

Under authoritative guidance issued by the FASB debt instruments, which do not have fixed settlement provisions, are deemed to be derivative instruments. The variable conversion price of the convertible note to ILC Holdings LLC (see Note 4) is not considered predominately based on a fixed monetary amount settleable with a variable number of shares due to the volatility and trading volume of the Company’s common stock.

In accordance with the FASB authoritative guidance, the conversion feature of the financial instruments was separated from the host contract and recognized as a derivative instrument. The conversion feature of the financial instruments had been characterized as a derivative liability and is re-measured at the end of every reporting period with the change in value reported in the statement of operations.

The derivative liability was valued at the following dates using a probability weighted Black-Scholes-Merton model with the following assumptions:

	September 30, 2017	August 16, 2017 (issuance)
Risk free interest rate	1.06%	1.08%
Expected volatility	273%	282%
Dividend yield	0%	0%
Expected life	0.25 years	0.38 years

The risk-free interest rate was based on rates established by the Federal Reserve Bank. The expected life of the conversion feature of the notes was based on the remaining terms of the financial instruments. The expected dividend yield was based on the fact that the Company has not customarily paid dividends to its common stockholders in the past and does not expect to pay dividends to its common stockholders in the future.

NOTE 7. STOCKHOLDERS’ DEFICIENCY

On August 2, 2017, the directors and a majority of the stockholders of the Company approved a reverse stock split of all the Company’s outstanding common stock at a ratio of fifty to one (50 to 1). All common stock share and per-share amounts for all periods presented in these financial statements have been adjusted retroactively to reflect the reverse stock split.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2017 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2016

REVENUE

For the three months ended September 30, 2017 and 2016, we had $0 revenue.

OPERATING COSTS

Compensation includes salaries, stock-based compensation expenses and benefits paid and payable to three former executives and one current executive of the Company, and a consultant/shareholder of the Company. Compensation expense was $29,501 for the three months ended September 30, 2017, compared to $459,794 for the three months ended September 30, 2016. For the three months ended September 30, 2017, compensation expense included $34,500 for accrual of annual compensation due, and reduction of $4,999 for the fair value that could be paid in shares of common stock. For the three months ended September 30, 2016, compensation expense included $99,813 for accrual of annual compensation due, and a charge of $359,981 for the fair value that could be paid in shares of common stock. The decrease in compensation expense is primarily to the termination of the employment agreements with the three former executives.

General and administrative expenses were $31,031 for the three months ended September 30, 2017, compared to $26,135 for the three months ended September 30, 2016. Administration comprise accounting, audit, legal and transfer agent costs related to SEC compliance and investor relation expenses. The increase in general and administrative expenses is primarily due to increase in professional fees.

OTHER INCOME (EXPENSE)

Other income (expense) includes $130,381 expense for private placement costs associated with the initial recording of a derivative liability and $35,289 income from the change in the fair value of the derivative liability.

Other income (expense) includes interest expense of $38,937 and $25,780 for the three months ended September 30, 2017 and 2016, respectively. The increase in interest expense is due the debt discount on the convertible note-ILC Holdings LLC.

NET LOSS

Our net losses for the three months ended September 30, 2017 and 2016 was $194,561 and $511,709, respectively. Our losses decreased in the current year primarily because of decrease in compensation expense.

LIQUIDITY

As of September 30, 2017, we had cash of $22,136 and total liabilities of $844,507. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations.

The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the three months ended September 30, 2017, the Company incurred a net loss of $194,561 and used cash in operating activities of $58,868, and at September 30, 2017, had a stockholders’ deficiency of $815,704. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The Company’s independent registered public accounting firm, in their report on the Company’s financial statements for the year ending June 30, 2017, expressed substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

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

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending June 30, 2018, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

Except as so indicated in Exhibits 32.1 and 32.2, the following exhibits are filed as part of, or incorporated by reference, to this Quarterly Report on Form 10-Q.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Articles of Incorporation		10/A#2		3.1	11/5/2009
3.2	Bylaws		10/A #2		3.2	11/5/2009
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101	Interactive Data Files for the International Leaders Capital Corporation Form 10Q for the period ended September 30, 2017	X

 SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL LEADERS CAPITAL CORPORATION

Date: November 13, 2017	By:	/s/ Cihan Huang
Cihan Huang, Chief Executive Officer, President and Director (Principal Executive Officer)

	By:	/s/ Chang Wang
Chang Wang, Chief Operating Officer, Secretary, Treasurer and Director (Principal Accounting and Financial Officer)

