Form 10-Q
period 2017-12-31
INTERNATIONAL LEADERS CAPITAL Corp
filed 2018-02-14
CIK 1470550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 205495

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

or

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

As of February 14, 2018, the registrant had 2,311,285 outstanding shares of Common Stock.

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

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL LEADERS CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2017	2017
	(Unaudited)
Assets
Current assets:
Cash	$29,519	$92,004
Prepaid expenses	4,167	9,167
Total current assets	$33,686	$101,171

Liabilities and Stockholders’ Deficiency
Current Liabilities:
Accounts payable and accrued liabilities	$120,547	$117,966
Accrued compensation-related party	129,531	255,821
Advances (including $35,829 and $36,000 due to related parties at December 31, 2017 and June 30, 2017, respectively)	90,219	90,390
Convertible notes – related parties, net of discount of $0 and $1,781 at December 31, 2017 and June 30, 2017, respectively	72,229	214,957
Total current liabilities	412,526	679,134

Commitments and contingencies

Non-redeemable convertible note – related party	43,180	43,180

Stockholders' Deficiency:
Preferred stock; par value $0.01; 48,900,000 shares authorized; no shares issued and outstanding	—	—
Series A Convertible Preferred Stock; par value $0.01; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Series B Preferred Stock; par value $0.01; 100,000 shares authorized; 25,000 shares issued and outstanding at December 31, 2017 and June 30, 2017	250	250
Common stock; par value $0.001; 250,000,000 shares authorized; 2,311,285 and 1,574,179 shares issued and outstanding at December 31, 2017 and June 30, 2017, respectively	2,311	1,574
Additional paid-in capital	121,032,100	120,830,251
Notes receivable	(5,000,000)	(5,000,000)
Accumulated deficiency	(116,456,681)	(116,453,218)
Total stockholders' deficiency	(422,020)	(621,143)
Total liabilities and stockholders’ deficiency	$33,686	$101,171
See accompanying notes

INTERNATIONAL LEADERS CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended December 31, 2017	For the Three Months Ended December 31, 2016	For the Six Months Ended December 31, 2017	For the Six Months Ended December 31, 2016

Revenue	$—	$—	$—	$—

Costs and expenses:
Compensation (reduction in compensation)	(90,791)	199,627	(61,290)	659,421
General and administrative	23,831	18,502	54,862	44,637
Total operating expenses	(66,960)	218,129	(6,428)	704,058

Other income (expenses):
Interest expense	(120,921)	(13,179)	(159,858)	(38,959)
Private placement costs	(67,055)	—	(197,436)	—
Change in fair value of derivative liability	59,057	—	94,346	—
Gain on extinguishment of derivative liability	253,090	—	253,090	—
Foreign exchange	(33)	—	(33)	—
Total other income (expense)	124,138	(13,179)	(9,891	(38,959)

Net income (loss)	$191,098	$(231,308)	(3,463)	$(743,017)

Net income (loss) per share - basic	$0.10	$(0.17)	$0.00	$(0.54)
Net loss per share - diluted	$(0.01)	$(0.17)	$0.00	$(0.54)

Weighted average number of common shares outstanding - basic	1,918,494	1,374,178	1,746,337	1,374,178
Weighted average number of common shares outstanding - diluted	7,189,174	1,374,178	1,746,337	1,374,178

See accompanying notes

 INTERNATIONAL LEADERS CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

FOR THE SIX MONTHS ENDED DECEMBER 31, 2017

(Unaudited)

	Common Shares	Common Stock	Series B Preferred Shares	Series B Preferred Stock	Additional Paid-in Capital	Accumulated Deficiency	Note Receivable	Total Stockholders’ Deficiency
Balance July 1, 2017	1,574,179	$1,574	25,000	$250	$120,830,251	$(116,453,218)	$(5,000,000)	$(621,143)
Common stock issued upon conversion of convertible notes payable and accrued interest	554,859	555			152,031			152,586
Common stock issued for cash	181,818	182			49,818			50,000
Rounding of shares on reverse stock-split	429	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(3,463)	—	(3,463)

Balance December 31, 2017 (Unaudited)	2,311,285	$2,311	25,000	$250	$121,032,100	$(116,456,681)	$(5,000,000)	$(422,020)

See accompanying notes

INTERNATIONAL LEADERS CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended December 31, 2017	Six Months Ended December 31, 2016
Cash Flows from Operating Activities:
Net loss	$(3,463)	$(743,017)
Adjustments to reconcile net loss to net cash used in operating activities and liabilities:
Amortization of debt discount	151,781	29,688
Private placement costs	197,436	—
Change in fair value of derivative liability	(94,346)	—
Gain on extinguishment of derivative liability	(253,090)
Foreign exchange	33	—
Changes in operating assets and liabilities:
Prepaid expenses	5,000	5,000
Accounts payable and accrued expenses	2,569	20,732
Accrued compensation-related parties	(126,290)	659,421
Accrued interest	8,077	9,271
Net cash used in operating activities	(112,293)	(18,905)

Cash Flows from Financing Activities:
Proceeds from convertible notes - related party	150,000	22,173
Payment made on convertible notes - related party	(150,000)	—
Advances – related parties	10,772	—
Payment made on advances – related party	(11,000)	—
Proceeds from issuance of common stock – related party	50,000	—
Net cash provided by financing activities	49,772	22,173

Effect of exchange rate on cash	36	—

Net change in cash	(62,485)	3,268
Cash beginning of period	92,004	920
Cash end of period	$29,519	$4,188

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for:
Interest paid	$—	$—
Income tax paid	$—	$—
NON-CASH FINANCING ACTIVITIES
Beneficial conversion feature associated with issued convertible notes	$—	$5,000
Gain on settlement of accrued compensation – related party treated as a capital contribution	$—	$1,380,117
Shares issued for settlement of convertible notes	$150,000	$—

See accompanying notes

INTERNATIONAL LEADERS CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements

Six months ended December 31, 2017 and 2016

(Unaudited)

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

International Leaders Capital Corporation (formerly Star Century Pandaho Corporation) ("the Company") was organized under the laws of the State of Nevada on May 21, 2009. The Company was established as part of the Chapter 11 reorganization of AP Corporate Services, Inc.

On May 28, 2017, Star Century Entertainment Corporation, a shareholder of the Company, agreed to sell 25,000 shares of the Company’s Series B preferred shares, representing approximately 99% of the voting control of the Company, to ILC Holdings, LLC and the Company experienced a change in control. Cihan Huang is the managing member of ILC Holdings, LLC. On December 1, 2017, ILC Holdings, LLC sold the 25,000 shares of the Company’s Series B Preferred Stock to Cihan Huang.

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

On December 1, 2017, the Company completed the purchase of a 100% interest of International Leadership Center Holdings Limited, a British Virgin Islands company (“BVI ILC”). The Company purchased the 100% of the outstanding stock of BVI ILC from Michael Chi Chung Leung, a director of the Company, for a purchase price of $2,500 in cash.

Name of Company	Jurisdiction of Incorporation	Date of Incorporation	Percentage Ownership Interest	Principal Activity
International Leadership Center Holdings Limited (“BVI ILC”)	British Virgin Islands	December 19, 2016	100%	Investment holding
Hong Kong ILC Business Services Limited (“Hong Kong ILC”)	Hong Kong	February 3, 2017	100%	Investment holding
Shenzhen Qian Chuang Hui Technology Incubator Limited (“SZ QCH Incubator”)	People’s Republic of China	August 14, 2017	100%	Financial consulting services

On December 1, 2017, BVI ILC and its subsidiaries assets comprised of $5,903 in cash and liabilities comprised of $5,903 due to Michael Chi Chung Lueng with total net assets purchased of $0. Prior to December 1, 2017, BVI ILC did not have operations and the purchase price of $2,500 was expensed.

The Company operates of a financial services firm which provides consulting services for businesses and training programs for general investors. The Company anticipates earning revenue from business training and consulting, and jointly investing in projects and ventures for companies which we serve. The Company’s headquarters are based in Las Vegas, Nevada with planned primary operations in mainland China and Asia.

Basis of presentation

The unaudited condensed consolidated financial statements of the Company for the six months ended December 31, 2017 and 2016 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of June 30, 2017 was derived from the audited financial statements included in the Company's financial statements as of and for the fiscal year ended June 30, 2017 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on September 26, 2017. These financial statements should be read in conjunction with that report.

Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the six months ended December 31, 2017, the Company incurred a net loss of $3,463 and used cash in operating activities of $112,293, and at December 31, 2017, had a stockholders’ deficiency of $422,020. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s June 30, 2017 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

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

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, International Leadership Center Holdings Limited, Hong Kong ILC Business Services Limited and Shenzhen Qian Chuang Hui Technology Incubator Limited. All intercompany transactions and balances have been eliminated in consolidation.

Foreign currency translation and transactions

The Company has determined that the functional currency of its wholly owned subsidiaries assets and liabilities are translated into U.S. dollars using the remeasurement method. Non-monetary assets are translated at historical exchange rates and monetary assets are translated at exchange rates existing at the respective balance sheet dates. Translation adjustments for wholly owned subsidiaries are included in determining net income (loss) for the period. The results of operations are translated into U.S. dollars at the average exchange rates during the period. The Company records these gains and losses in other income (expense).

Foreign currency transaction gains and losses are generated from the effects of exchange rate changes on transactions denominated in a currency other than the functional currency of the Company, which is the U.S. dollar.

Gains and losses on foreign currency transactions are generally required to be recognized in the determination of net income (loss) for the period. The Company records these gains and losses in other income (expense).

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

At December 31, 2017 and 2016, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock as their effect would have been anti-dilutive:

	December 31, 2017	December 31, 2016
Common stock issuable upon conversion of convertible and non-redeemable convertible notes payable	4,046,338	4,193,150
Common stock issuable upon conversion of accrued compensation	235,510	394,738
Total	4,281,848	4,587,888

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

The fair value of the derivative liability of $0 at December 31, 2017 was valued using Level 2 inputs.

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

In April 2017, the consulting agreement with the shareholder consultant was terminated, and at December 31, 2017 and June 30, 2017, the accrued compensation due to the shareholder consultant under the terminated consulting agreement was $115,298 and $236,821, respectively, which if the shareholder consultant elected to be paid in shares of common stock, would result in the issuance of 209,632 and 236,821 shares, respectively, of the Company’s common stock. For the six months ended December 31, 2017, compensation expense (reduction) was recorded for a $(116,523) decrease for the fair value that could be paid in shares of common stock related to this employment agreement, and $5,000 of accrued compensation was paid.

Also effective in April 2017, a second consulting agreement was signed with the shareholder consultant and the Company agreed to pay $7,500 per month in cash for consulting services through December 31, 2017. At June 30, 2017, the accrued compensation under the new agreement was $15,000. During the six months ended December 31, 2017, compensation of $45,000 was accrued, and $60,000 of the accrued compensation was paid. At December 31, 2017, accrued compensation due to the shareholder consultant under the second agreement was $0.

Effective June 1, 2017, the Company entered in an employment agreement with an executive for annual compensation of $24,000. The executive has the option to accept shares of the Company’s common stock in lieu of cash based on a 50% discount to the average stock price, as defined. At June 30, 2017, accrued compensation due to the executive was $4,000. For the six months ended December 31, 2017, compensation expense of $10,233 was recorded, including $12,000 accrual of cash compensation offset by a $1,767 reduction for the fair value that could be paid in shares of common stock related to this employment agreement. At December 31, 2017, the accrued compensation due to the executive was $14,233, which if the shareholder consultant elected to be paid in shares of common stock, would result in the issuance of 25,878 shares of the Company’s common stock.

NOTE 3. ADVANCES

The Company from time to time borrows from its principal shareholders, or others, to pay expenses such as filing fees, accounting fees and legal fees. These advances are non-interest bearing, unsecured, and generally due upon demand. At December 31, 2017 and June 30, 2017, the Company was obligated for the following advances:

	December 31, 2017	June 30, 2017
Advances due to shareholders and director	$35,829	$36,000
Advances due to unrelated parties	54,390	54,390
	$90,219	$90,390

NOTE 4. CONVERTIBLE NOTES-RELATED PARTY

A summary of convertible notes payable-related party as of December 31, 2017 and June 30, 2017 is as follows:

	December 31, 2017	June 30, 2017
Convertible notes payable-related party (a)	$72,229	$216,738
Convertible note payable-ILC Holdings (b)	—	—
Unamortized note discounts	—	(1,781)
	$72,229	$214,957

(a)

Convertible notes-related party are unsecured, accrue interest at 10% per annum, and are due from January 2018 through November 2018. These notes are convertible into shares of the Company’s common stock at a conversion price ranging from of $0.01 per share to $0.10 per share. At June 30, 2017, principal and accrued interest totaled $216,738. During the six months ended December 31, 2017, the Company paid $150,000 of principal and interest, and accrued interest of $5,491 was added to principal. At December 31, 2017, principal and accrued interest totaled $72,229. At December 31, 2017 and June 30, 2017, these convertible notes-related parties are convertible into 3,182,738 and 4,514,410 shares of common stock, respectively. At June 30, 2017, the unamortized discount on these convertible notes-related parties was $1,781. During the six months ended December 31, 2017, $1,781 of discount was amortized and included in interest expense. At December 31, 2017, the unamortized discount on these convertible notes-related parties is $0.

(b)

On August 16, 2017 and October 4, 2017, the Company issued two convertible notes to ILC Holdings LLC, the former controlling shareholder of the Company, for $100,000 and $50,000, respectively. The convertible notes were unsecured, accrued interest at 8% per annum, and were due on August 15, 2018 and October 3, 2018, respectively. During the six months ended December 31, 2017, accrued interest of $2,586 was added to principal. On November 18, 2017, the total of $150,000 convertible notes and $2,586 of accrued interest were converted into 554,759 shares of common stock. At December 31, 2017, principal and accrued interest totaled $0. During the six months ended December 31, 2017, $150,000 of discount was recorded on the issuance of the convertible notes, and $150,000 of discount was amortized and included in interest expense. At December 31, 2017, the unamortized discount on convertible notes is $0.

ILC Holdings LLC had the option, on or before December 31, 2017, to accept shares of the Company’s common stock in lieu of cash based by dividing (i) the principal balance plus accrued interest by (ii) 50% of the average of the lowest 5 trading days closing bid prices in the past 10 trading days immediately preceding any such conversion. The variable conversion price of the convertible note to ILC Holdings LLC is not considered predominately based on a fixed monetary amount settleable with a variable number of shares due to the volatility and trading volume of the Company’s common stock. As a result, the Company determined that the conversion features of the convertible note to ILC Holdings LL was not considered indexed to the Company’s own stock and characterized the fair value of the conversion feature as a derivative liability upon issuance (See Note 6).

NOTE 5. NON-REDEEMABLE CONVERTIBLE NOTE-RELATED PARTY

Non-redeemable convertible note-related party is secured by all the assets of the Company, accrues interest at 20% per annum, and is due August 1, 2018. The Company may prepay the note in readily available funds at any time prior to the maturity date. The Company has the right to convert the note into shares of the Company’s common stock at any time prior to the maturity date at a fixed price of $0.05 per share of common stock. At June 30, 2017, principal and accrued interest totaled $43,180. During the six months ended December 31, 2017, interest of $0 was accrued and added to principal. At December 31, 2017, principal and accrued interest totaled $43,180 and are convertible into 863,600 shares of common stock. As it is the Company’s choice to convert the note into shares of the Company’s common stock or to pay the note in cash, the note is presented below current liabilities on the accompanying balance sheets.

NOTE 6. CONVERTIBLE NOTE DERIVATIVE LIABILITY

Under authoritative guidance issued by the FASB debt instruments, which do not have fixed settlement provisions, are deemed to be derivative instruments. The variable conversion price of the convertible notes to ILC Holdings LLC (see Note 4) is not considered predominately based on a fixed monetary amount settleable with a variable number of shares due to the volatility and trading volume of the Company’s common stock.

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

The derivative liability was valued at the following dates using a probability weighted Black-Scholes-Merton model with the following assumptions:

	November 18, 2017 (settlement)	October 4, 2017 (issuance)	August 16, 2017 (issuance)
Risk free interest rate	1.08%	1.08%	1.08%
Expected volatility	520%	223%	282%
Dividend yield	0%	0%	0%
Expected life	0.12 years	0.24 years	0.38 years

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

During the six months ended December 31, 2017, the Company issued 554,859 shares of common stock to settle convertible notes and accrued interest of $152,586.

During the six months ended December 31, 2017, the Company issued 181,818 shares of common stock for cash proceeds of $50,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 2017 AND 2016

Company Overview

International Leaders Capital Corporation (formerly Star Century Pandaho Corporation) (“SCPD” or "the Company") was organized under the laws of the State of Nevada on May 21, 2009.

On May 28, 2017, Star Century Entertainment Corporation, a shareholder of the Company, agreed to sell 25,000 shares of the Company’s Series B preferred shares, representing approximately 99% of the voting control of the Company, to ILC Holdings, LLC and the Company experienced a change in control. Cihan Huang is the managing member of ILC Holdings, LLC. On December 1, 2017, ILC Holdings, LLC sold the 25,000 shares of the Company’s Series B Preferred Stock to Cihan Huang. At May 28, 2017, ILC Holdings, LLC did not have any operations and had minimal assets and liabilities. In conjunction with the change in control, three individuals were elected to be the Company’s management, and the Company’s former Chief Executive Officer, former Chief Operating Officer, and former Director of Public Relations resigned. Effective August 2, 2017, the Company’s Board of Directors and a majority of the shareholders of the Company amended the Company’s Articles of Incorporation to (i) change the name of the Company to International Leaders Capital Corporation and (ii) effect a 1-for-50 reverse common stock split. All common stock share and per-share amounts for all periods presented in these financial statements have been adjusted retroactively to reflect the reverse stock split.

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

On December 1, 2017, the Company completed the purchase of a 100% interest of International Leadership Center Holdings Limited, a British Virgin Islands company (“BVI ILC”). The Company purchased the 100% of the outstanding stock of BVI ILC from Michael Chi Chung Leung, a director of the Company, for a purchase price of $2,500 in cash.

			Percentage Ownership Interest
Name of Company	Jurisdiction of Incorporation	Date of Incorporation	Direct	Indirect	Principal Activity
International Leadership Center Holdings Limited (“BVI ILC”)	British Virgin Islands	December 19, 2016	100%	-	Investment holding
Hong Kong ILC Business Services Limited (“Hong Kong ILC”)	Hong Kong	February 3, 2017	-	100%	Investment holding
Shenzhen Qian Chuang Hui Technology Incubator Limited (“SZ QCH Incubator”)	People’s Republic of China	August 14, 2017	-	100%	Financial consulting services

On December 1, 2017, BVI ILC and its subsidiaries assets comprised of $5,903 in cash and liabilities comprised of $5,903 due to Michael Chi Chung Lueng with total net assets purchased of $0. Prior to December 1, 2017, BVI ILC did not have operations and the purchase price of $2,500 was expensed.

The Company operates of a financial services firm which provides consulting services for businesses and training programs for general investors. The Company anticipates earning revenue from business training and consulting, and jointly investing in projects and ventures for companies which we serve. The Company’s headquarters are based in Las Vegas, Nevada with planned primary operations in mainland China and Asia.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2017 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2016

REVENUE

For the three months ended December 31, 2017 and 2016, we had $0 revenue.

OPERATING COSTS

Compensation includes salaries, stock-based compensation expenses and benefits paid and payable to three former executives and one current executive of the Company, and a consultant/shareholder of the Company. Compensation expense (net reduction) was $(90,791) for the three months ended December 31, compared to $199,627 for the three months ended December 31, 2016. For the three months ended December 31, 2017, compensation expense included $22,500 for accrual of annual compensation due, and reduction of $113,291 for the fair value that could be paid in shares of common stock. For the three months ended December 31, 2016, the Company recorded $199,627 of compensation related to these agreements, which included $99,814 for accrual of three months compensation, with the balance reflecting an expense for the value that could be paid in shares of common stock. The decrease in compensation expense is primarily to the termination of the employment agreements with the three former executives.

General and administrative expenses were $23,831 for the three months ended December 31, 2017, compared to $18,502 for the three months ended December 31, 2016. Administration comprise accounting, audit, legal and transfer agent costs related to SEC compliance and investor relation expenses. The decrease in general and administrative expenses is primarily due to decrease in professional fees.

OTHER INCOME (EXPENSE)

Other income (expense) includes $67,055 expense for private placement costs associated with the initial recording of a derivative liability and 59,057 of income from the change in the fair value of the derivative liability and $253,090 of income from gain on extinguishment of derivative liability.

Other income (expense) includes interest expense of $120,921 and $13,179 for the three months ended December 31, 2017 and 2016, respectively. The increase in interest expense is due the debt discount on the convertible note-ILC Holdings LLC.

NET INCOME (LOSS)

Our net income for the three months ended December 31, 2017 was $191,098 compared to net loss of $231,308 for the three months ended December 31, 2016. Our losses decreased in the current year primarily because of decrease in compensation expense due to reduction for the fair value that could be paid in shares of common stock.

SIX MONTHS ENDED DECEMBER 31, 2017 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 2016

REVENUE

For the six months ended December 31, 2017 and 2016, we had $0 revenue.

OPERATING COSTS

Compensation includes salaries, stock-based compensation expenses and benefits paid and payable to three former executives and one current executive of the Company, and a consultant/shareholder of the Company. Compensation expense (net reduction) of $(61,290) for the six months ended December 31, 2017, compared to $659,421 for the six months ended December 31, 2016. For the six months ended December 31, 2017, compensation expense included $57,000 for accrual of annual compensation due, and reduction of $118,290 for the fair value that could be paid in shares of common stock. For the six months ended December 31, 2016, the Company recorded $659,421 of compensation related to these agreements, which included $199,627 for accrual of six months compensation, with the balance reflecting an expense for the value that could be paid in shares of common stock. The decrease in compensation expense is primarily to the termination of the employment agreements with the three former executives.

General and administrative expenses were $54,862 for the six months ended December 31, 2017, compared to $44,637 for the six months ended December 31, 2016. Administration comprise accounting, audit, legal and transfer agent costs related to SEC compliance and investor relation expenses. The increase in general and administrative expenses is primarily due to increase in professional fees.

OTHER INCOME (EXPENSE)

Other income (expense) includes $197,436 expense for private placement costs associated with the initial recording of a derivative liability and 94,346 of income from the change in the fair value of the derivative liability and $253,090 of income from gain on extinguishment of derivative liability.

Other income (expense) includes interest expense of $159,858 and $38,959 for the six months ended December 31, 2017 and 2016, respectively. The increase in interest expense is due the debt discount on the convertible note-ILC Holdings LLC.

NET INCOME (LOSS)

Our net loss for the six months ended December 31, 2017 was $3,463 compared to net loss of $743,017 for the six months ended December 31, 2016. Our losses decreased in the current year primarily because of decrease in compensation expense due to reduction for the fair value that could be paid in shares of common stock.

LIQUIDITY

As of December 31, 2017, we had cash of $29,519 and total liabilities of $455,706. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations.

The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the six months ended December 31, 2017, the Company incurred a net loss of $3,463 and used cash in operating activities of $112,293, and at December 31, 2017, had a stockholders’ deficiency of $422,020. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The Company’s independent registered public accounting firm, in their report on the Company’s financial statements for the year ending June 30, 2017, expressed substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Articles of Incorporation		10/A#2		3.1	11/5/2009
3.2	Bylaws		10/A #2		3.2	11/5/2009
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101	Interactive Data Files for the International Leaders Capital Corporation Form 10Q for the period ended December 31, 2017	X

 SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL LEADERS CAPITAL CORPORATION

Date: February 14, 2018	By:	/s/ Cihan Huang
Cihan Huang, Chief Executive Officer, President and Director (Principal Executive Officer)

	By:	/s/ Zhou Bing
Zhou Bing, Chief Operating Officer, Secretary and Treasurer (Principal Accounting and Financial Officer)

