Form 10-Q
period 2018-03-31
INTERNATIONAL LEADERS CAPITAL Corp
filed 2018-05-15
CIK 1470550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 205495

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

As of May 15, 2018, the registrant had 2,311,285 outstanding shares of Common Stock.

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

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL LEADERS CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2018	2017
	(Unaudited)
Assets
Current assets:
Cash	$14,783	$92,004
Prepaid expenses and deposits	55,013	9,167
Total current assets	$69,796	$101,171

Liabilities and Stockholders’ Deficiency
Current Liabilities:
Accounts payable and accrued liabilities	$121,835	$117,966
Accrued compensation-related party	281,822	255,821
Advances (including $102,855 and $36,000 due to related parties at March 31, 2018 and June 30, 2017, respectively)	157,245	90,390
Convertible notes – related parties, net of discount of $0 and $1,781 at March 31, 2018 and June 30, 2017, respectively	73,796	214,957
Total current liabilities	634,698	679,134

Commitments and contingencies

Non-redeemable convertible note – related party	43,180	43,180

Stockholders' Deficiency:
Preferred stock; par value $0.01; 48,900,000 shares authorized; no shares issued and outstanding	—	—
Series A Convertible Preferred Stock; par value $0.01; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Series B Preferred Stock; par value $0.01; 100,000 shares authorized; 25,000 shares issued and outstanding at March 31, 2018 and June 30, 2017	250	250
Common stock; par value $0.001; 250,000,000 shares authorized; 2,311,285 and 1,574,179 shares issued and outstanding at March 31, 2018 and June 30, 2017, respectively	2,311	1,574
Additional paid-in capital	121,032,100	120,830,251
Notes receivable	(5,000,000)	(5,000,000)
Accumulated deficiency	(116,642,743)	(116,453,218)
Total stockholders' deficiency	(608,082)	(621,143)
Total liabilities and stockholders’ deficiency	$69,796	$101,171

 See accompanying notes

INTERNATIONAL LEADERS CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31, 2018	For the Three Months Ended March 31, 2017	For the Nine months Ended March 31, 2018	For the Nine months Ended March 31, 2017

Revenue	$—	$—	$—	$—

Costs and expenses:
Compensation	159,791	29,589	98,501	689,010
General and administrative	24,521	12,958	79,383	57,595
Total operating expenses	184,312	42,547	177,884	746,605

Other income (expenses):
Interest expense	(1,567)	(10,410)	(161,425)	(49,369)
Private placement costs	—	—	(197,436)	—
Change in fair value of derivative liability	—	—	94,346	—
Gain on extinguishment of derivative liability	—	—	253,090	—
Other	(183)	—	(216)	—
Total other income (expense)	(1,750)	(10,410)	(11,641)	(49,369)

Net loss	$(186,062)	$(52,957)	(189,525)	$(795,974)

Net income (loss) per share - basic	$(0.08)	$(0.04)	(0.10)	$(0.58)

Weighted average number of common shares outstanding - basic	2,311,285	1,374,178	1,931,761	1,374,178

See accompanying notes

 INTERNATIONAL LEADERS CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

FOR THE NINE MONTHS ENDED MARCH 31, 2018

(Unaudited)

	Common Shares	Common Stock	Series B Preferred Shares	Series B Preferred Stock	Additional Paid-in Capital	Accumulated Deficiency	Note Receivable	Total Stockholders’ Deficiency
Balance July 1, 2017	1,574,179	$1,574	25,000	$250	$120,830,251	$(116,453,218)	$(5,000,000)	$(621,143)
Common stock issued upon conversion of convertible notes payable and accrued interest-related party	554,859	555			152,031			152,586
Common stock issued for cash-related party	181,818	182			49,818			50,000
Rounding of shares on reverse stock-split	429	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(189,525)	—	(189,525)

Balance March 31, 2018 (Unaudited)	2,311,285	$2,311	25,000	$250	$121,032,100	$(116,642,743)	$(5,000,000)	$(608,082)

See accompanying notes

INTERNATIONAL LEADERS CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months Ended March 31, 2018	Nine months Ended March 31, 2017
Cash Flows from Operating Activities:
Net loss	$(189,525)	$(795,974)
Adjustments to reconcile net loss to net cash used in operating activities and liabilities:
Amortization of debt discount	151,781	35,666
Private placement costs	197,436	—
Change in fair value of derivative liability	(94,346)	—
Gain on extinguishment of derivative liability	(253,090)	—
Accrued interest	(17,156)	13,703
Changes in operating assets and liabilities:
Prepaid expenses and deposits	(45,846)	7,500
Accounts payable and accrued expenses	3,869	25,584
Accrued compensation-related parties	26,001	689,010
Net cash used in operating activities	(220,876)	(24,511)

Cash Flows from Financing Activities:
Proceeds from convertible notes - related party	150,000	32,173
Payment made on convertible notes - related party	(123,200)	—
Advances – related parties	77,855	—
Payment made on advances – related party	(11,000)	—
Proceeds from issuance of common stock – related party	50,000	—
Net cash provided by financing activities	143,655	32,173

Net change in cash	(77,221)	7,662
Cash beginning of period	92,004	920
Cash end of period	$14,783	$8,582

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for:
Interest paid	$—	$—
Income tax paid	$—	$—
NON-CASH FINANCING ACTIVITIES
Beneficial conversion feature associated with issued convertible notes	$—	$5,000
Gain on settlement of accrued compensation – related party treated as a capital contribution	$—	$1,380,117
Shares issued for settlement of convertible notes and accrued interest	$152,586	$—

See accompanying notes

INTERNATIONAL LEADERS CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements

Nine months ended March 31, 2018 and 2017

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

On December 1, 2017, the Company completed the purchase of a 100% interest of International Leadership Center Holdings Limited, a British Virgin Islands company (“BVI ILC”). The Company purchased the 100% of the outstanding stock of BVI ILC from Michael Chi Chung Leung, a director of the Company, for a purchase price of $2,500 in cash. BVI ILC has one wholly owned subsidiary, Hong Kong ILC Business Services Limited (“HK ILC”). HK LLC has one wholly owned subsidiary named Shenzhen Qian Chuang Hui Technology Incubator Limited (“SZ QCH Incubator”). A summary of the acquired entities is as follows:

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

Basis of presentation

The unaudited condensed consolidated financial statements of the Company for the nine months ended March 31, 2018 and 2017 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of June 30, 2017 was derived from the audited financial statements included in the Company's financial statements as of and for the fiscal year ended June 30, 2017 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on September 26, 2017. These financial statements should be read in conjunction with that report.

Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the nine months ended March 31, 2018, the Company incurred a net loss of $189,525 and used cash in operating activities of $220,876, and at March 31, 2018, had a stockholders’ deficiency of $608,082. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s June 30, 2017 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

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

At March 31, 2018 and 2017, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock as their effect would have been anti-dilutive:

	March 31, 2018	March 31, 2017
Common stock issuable upon conversion of convertible and non-redeemable convertible notes payable	4,117,488	5,272,810
Common stock issuable upon conversion of accrued compensation	485,131	22,695,819
Total	4,602,619	27,968,629

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

The fair value of the derivative liability of $0 at March 31, 2018 was valued using Level 2 inputs.

The estimated fair value of certain financial instruments, including cash, prepaid expenses and accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments. The recorded values of the convertible notes-related parties and non-redeemable convertible note approximates their fair values based upon their effective interest rates.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09, as amended, is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. Under ASU 2014-09, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Under ASU 2014-09, revenue will be recognized when performance obligations under the terms of a contract are satisfied, which generally occurs upon shipment or delivery to customers based on written sales terms, which is also when control is transferred. Revenue will be measured as the amount of consideration we expect to receive in exchange for transferring products or services to a customer. The Company will adopt the guidance of ASU 2014-09 on July 1, 2018. As the Company does not currently have revenue, the adoption of the new guidance is not expected to impact the Company’s consolidated financial statements.

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

NOTE 2. COMPENSATION AND ACCRUED COMPENSATION-RELATED PARTIES

Effective June 1, 2017, the Company entered in an employment agreement with its Chief Executive Officer for annual compensation of $24,000. The executive has the option to accept shares of the Company’s common stock in lieu of cash based on a 50% discount to the average stock price, as defined. The option to accept shares of common stock in lieu of cash is accounted for at the fair value of the potentially issuable common shares and is subject to adjustment at each reporting date based on the change in market value of the shares. At June 30, 2017, accrued compensation due to the executive was $4,000. For the nine months ended March 31, 2018, compensation expense of $36,000 was recorded, including $18,000 accrual of cash compensation and $18,000 for the fair value that could be paid in shares of common stock related to this employment agreement. At March 31, 2018, the accrued compensation due to the executive was $40,000, which if the executive elected to be paid in shares of common stock, would result in the issuance of 72,727 shares of the Company’s common stock.

In April 2017, a consulting agreement was signed between a shareholder consultant and the Company. Pursuant to this agreement, the Company agreed to pay $7,500 per month in cash for consulting services through December 31, 2017, and month to month thereafter. At June 30, 2017, the accrued compensation under this agreement was $15,000. During the nine months ended March 31, 2018, compensation of $67,500 was accrued, and $67,500 of the accrued compensation was paid. At March 31, 2018, accrued compensation due to the shareholder consultant under this agreement was $15,000.

At March 31, 2018 and June 30, 2017, the Company owed the shareholder consultant $226,822 and $236,821, respectively, related to a consulting contract that had terminated in April 2017. Pursuant to the terms of that agreement, the shareholder consultant has the option to accept shares of the Company’s common stock in lieu of cash based on a 50% discount to the average stock price, as defined. At March 31, 2018 and June 30, 2017, if the shareholder consultant elected to be paid in shares of common stock, it would result in the issuance of 412,404 and 236,821 shares, respectively, of the Company’s common stock. For the nine months ended March 31, 2018, $5,000 of accrued compensation was paid and a decrease of $4,999 for the fair value that could be paid in shares of common stock was recorded.

NOTE 3. ADVANCES

The Company from time to time borrows from its principal shareholders, or others, to pay expenses such as filing fees, accounting fees and legal fees. These advances are non-interest bearing, unsecured, and generally due upon demand. At March 31, 2018 and June 30, 2017, the Company was obligated for the following advances:

	March 31, 2018	June 30, 2017
Advances due to shareholders and director	$102,855	$36,000
Advances due to unrelated parties	54,390	54,390
	$157,245	$90,390

NOTE 4. CONVERTIBLE NOTES-RELATED PARTY

A summary of convertible notes payable-related party as of March 31, 2018 and June 30, 2017 is as follows:

	March 31, 2018	June 30, 2017
Convertible notes payable-related party (a)	$73,796	$216,738
Convertible note payable-ILC Holdings (b)	—	—
Unamortized note discounts	—	(1,781)
	$73,796	$214,957

(a)

Convertible notes-related party are unsecured, accrue interest at 10% per annum, and are due from January 2018 through November 2018. These notes are convertible into shares of the Company’s common stock at a conversion price ranging from of $0.01 per share to $0.10 per share. At June 30, 2017, principal and accrued interest totaled $216,738. During the nine months ended March 31, 2018, the Company paid $150,000 of principal and interest, and accrued interest of $7,058 was added to principal. At March 31, 2018, principal and accrued interest totaled $73,796. At March 31, 2018 and June 30, 2017, these convertible notes-related parties are convertible into 3,253,888 and 4,514,410 shares of common stock, respectively. At June 30, 2017, the unamortized discount on these convertible notes-related parties was $1,781. During the nine months ended March 31, 2018, $1,781 of discount was amortized and included in interest expense. At March 31, 2018, the unamortized discount on these convertible notes-related parties is $0.

(b)

On August 16, 2017 and October 4, 2017, the Company issued two convertible notes to ILC Holdings LLC, the former controlling shareholder of the Company, for $100,000 and $50,000, respectively. The convertible notes were unsecured, accrued interest at 8% per annum, and were due on August 15, 2018 and October 3, 2018, respectively. During the nine months ended March 31, 2018, accrued interest of $2,586 was added to principal. On November 18, 2017, the total of $150,000 convertible notes and $2,586 of accrued interest were converted into 554,859 shares of common stock. During the nine months ended March 31, 2018, $150,000 of discount was recorded on the issuance of the convertible notes, and $150,000 of discount was amortized and included in interest expense. At March 31, 2018, the unamortized discount on convertible notes is $0.

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

NOTE 5. NON-REDEEMABLE CONVERTIBLE NOTE-RELATED PARTY

Non-redeemable convertible note-related party is secured by all the assets of the Company, accrued interest at 20% per annum through June 30, 2016, and is non-interest bearing thereafter, and is due August 1, 2018. The Company may prepay the note in readily available funds at any time prior to the maturity date. The Company has the right to convert the note into shares of the Company’s common stock at any time prior to the maturity date at a fixed price of $0.05 per share of common stock. At June 30, 2017 and March 31, 2018, principal and accrued interest totaled $43,180, and are convertible into 863,600 shares of common stock. As it is the Company’s choice to convert the note into shares of the Company’s common stock or to pay the note in cash, the note is presented below current liabilities on the accompanying balance sheets.

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

The Company determined that upon issuance of the convertible notes, the initial fair value of the embedded conversion features was $347,436, of which $150,000 was recorded as debt discount and the remainder of $197,436 was recorded as private placement costs. On November 18, 2017, ILC Holdings elected to convert the two notes aggregating $150,000 plus interest of $2,586 into 554,859 shares of the Company’s common stock. Upon conversion, the derivative was re-measured and the resulting fair value of $253,090 was recorded as a gain on extinguishment of derivative liability.

The derivative liability was valued at the following dates using a probability weighted Black-Scholes-Merton model with the following assumptions:

	November 18, 2017 (settlement)	October 4, 2017 (issuance)	August 16, 2017 (issuance)
Risk free interest rate	1.08%	1.08%	1.08%
Expected volatility	520%	223%	282%
Dividend yield	0%	0%	0%
Expected life	0.12 years	0.24 years	0.38 years

The risk-free interest rate was based on rates established by the Federal Reserve Bank. The Company used its own historical stock volatility as the estimated volatility. The expected life of the conversion feature of the notes was based on the remaining terms of the financial instruments. The expected dividend yield was based on the fact that the Company has not customarily paid dividends to its common stockholders in the past and does not expect to pay dividends to its common stockholders in the future.

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

During the nine months ended March 31, 2018, the Company issued 554,859 shares of common stock to settle convertible notes and accrued interest of $152,586.

During the nine months ended March 31, 2018, the Company issued 181,818 shares of common stock for cash proceeds of $50,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 2018 AND 2017

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

On December 1, 2017, the Company completed the purchase of a 100% interest of International Leadership Center Holdings Limited, a British Virgin Islands company (“BVI ILC”). The Company purchased the 100% of the outstanding stock of BVI ILC from Michael Chi Chung Leung, a director of the Company, for a purchase price of $2,500 in cash. BVI ILC has one wholly owned subsidiary, Hong Kong ILC Business Services Limited (“HK ILC”). HK LLC has one wholly owned subsidiary named Shenzhen Qian Chuang Hui Technology Incubator Limited (“SZ QCH Incubator”). A summary of the acquired entities is as follows:

			Percentage Ownership Interest
Name of Company	Jurisdiction of Incorporation	Date of Incorporation	Direct	Indirect	Principal Activity
International Leadership Center Holdings Limited (“BVI ILC”)	British Virgin Islands	December 19, 2016	100%	—	Investment holding
Hong Kong ILC Business Services Limited (“Hong Kong ILC”)	Hong Kong	February 3, 2017	—	100%	Investment holding
Shenzhen Qian Chuang Hui Technology Incubator Limited (“SZ QCH Incubator”)	People’s Republic of China	August 14, 2017	—	100%	Financial consulting services

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2018 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2017

REVENUE

For the three months ended March 31, 2018 and 2017, we had $0 revenue.

OPERATING COSTS

Compensation includes salaries, stock-based compensation expenses and benefits paid and payable to and payable to three former executives and one current executive of the Company, and a consultant/shareholder of the Company. Compensation expense was $159,791 for the three months ended March 31, 2018 compared to $29,589 for the three months ended March 31, 2017. For the three months ended March 31, 2018, compensation expense included $28,500 for accrual of annual compensation due, and $131,291 for the fair value that could be paid in shares of common stock. For the three months ended March 31, 2017, the Company recorded $29,589 of compensation related to these agreements, which included $14,794 for accrual of three months compensation, with the balance reflecting an expense for the value that could be paid in shares of common stock. The decrease in compensation expense is primarily to the termination of the employment agreements with the three former executives.

General and administrative expenses were $24,521 for the three months ended March 31, 2018, compared to $12,958 for the three months ended March 31, 2017. Administration comprise accounting, audit, legal and transfer agent costs related to SEC compliance and investor relation expenses. The increase in general and administrative expenses is primarily due to increase in professional fees.

OTHER INCOME (EXPENSE)

Other income (expense) includes interest expense of $1,567 and $10,410 for the three months ended March 31, 2018 and 2017, respectively. Interest expense is due the amortization of debt discount on the convertible note-ILC Holdings LLC.

NET INCOME (LOSS)

Our net income for the three months ended March 31, 2018 was $186,062 compared to net loss of $52,957 for the three months ended March 31, 2017. Our losses increased in the current year primarily because of an increase in compensation expense due to increase for the fair value that could be paid in shares of common stock and an increase in professional fees.

NINE MONTHS ENDED MARCH 31, 2018 COMPARED TO THE NINE MONTHS ENDED MARCH 31, 2017

REVENUE

For the nine months ended March 31, 2018 and 2017, we had $0 revenue.

OPERATING COSTS

Compensation includes salaries, stock-based compensation expenses and benefits paid and payable to three former executives and one current executive of the Company, and a consultant/shareholder of the Company. Compensation expense was $98,501 for the nine months ended March 31, 2018, compared to $689,010 for the nine months ended March 31, 2017. For the nine months ended March 31, 2018, compensation expense included $85,500 for accrual of annual compensation due, and reduction of $13,001 for the fair value that could be paid in shares of common stock. For the nine months ended March 31, 2017, the Company recorded $689,010 of compensation related to these agreements, which included $214,422 for accrual of nine months compensation, with the balance reflecting an expense for the value that could be paid in shares of common stock. The decrease in compensation expense is primarily to the termination of the employment agreements with the three former executives.

General and administrative expenses were $79,383 for the nine months ended March 31, 2018, compared to $57,595 for the nine months ended March 31, 2017. Administration comprise accounting, audit, legal and transfer agent costs related to SEC compliance and investor relation expenses. The increase in general and administrative expenses is primarily due to increase in professional fees.

OTHER INCOME (EXPENSE)

Other income (expense) includes $197,436 expense for private placement costs associated with the initial recording of a derivative liability and 94,346 of income from the change in the fair value of the derivative liability and $253,090 of income from gain on extinguishment of derivative liability.

Other income (expense) includes interest expense of $161,425 and $49,369 for the nine months ended March 31, 2018 and 2017, respectively. Interest expense is due the amortization of debt discount on the convertible note-ILC Holdings LLC.

NET INCOME (LOSS)

Our net loss for the nine months ended March 31, 2018 was $189,525 compared to net loss of $795,974 for the nine months ended March 31, 2017. Our losses decreased in the current year primarily because of decrease in compensation expense due to reduction for the fair value that could be paid in shares of common stock.

LIQUIDITY

As of March 31, 2018, we had cash of $14,783 and total liabilities of $676,286. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations.

The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the nine months ended March 31, 2018, the Company incurred a net loss of $189,525 and used cash in operating activities of $220,876, and at March 31, 2018, had a stockholders’ deficiency of $608,082. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The Company’s independent registered public accounting firm, in their report on the Company’s financial statements for the year ending June 30, 2017, expressed substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Articles of Incorporation		10/A#2		3.1	11/5/2009
3.2	Bylaws		10/A #2		3.2	11/5/2009
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101	Interactive Data Files for the International Leaders Capital Corporation Form 10Q for the period ended March 31, 2018	X

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL LEADERS CAPITAL CORPORATION

Date: May 15, 2018	By:	/s/ Cihan Huang
Cihan Huang, Chief Executive Officer, President and Director (Principal Executive Officer)

	By:	/s/ Zhou Bing
Zhou Bing, Chief Operating Officer, Secretary and Treasurer (Principal Accounting and Financial Officer)

