Form 10-K
period 2018-06-30
INTERNATIONAL LEADERS CAPITAL Corp
filed 2018-09-28
CIK 1470550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-53780

INTERNATIONAL LEADERS CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	27-0491634
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

9811 W. Charleston Blvd., Suite 2-518 Las Vegas, NV 89117	89135
(Address of Principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code.	(702) 628-8899

(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act:	None

Securities registered under Section 12(g) of the Exchange Act:	Common stock, par value $0.001 per share
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
Emerging Growth Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2017: $242,527

As of September 28, 2018 the registrant had 249,386,285 outstanding shares of Common Stock.

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

Company Overview

International Leaders Capital Corporation (“ILCC” or "the Company") was organized under the laws of the State of Nevada on May 21, 2009.

On May 28, 2017, Star Century Entertainment Corporation agreed to sell 25,000 shares of the Company’s Series B preferred shares, representing approximately 99% of the voting control of the Company, to ILC Holdings, LLC and the Company experienced a change in control. Cihan Huang, the Company’s CEO, is the managing member of ILC Holdings, LLC. On December 1, 2017, ILC Holdings, LLC sold the 25,000 shares of the Company’s Series B Preferred Stock to Cihan Huang.

On December 1, 2017, the Company purchased International Leadership Center Holdings Limited (“ILC”) for $2,500. ILC has two subsidiaries, Hong Kong ILC Business Services and Shenzhen Qian Chuang Hui Technology Incubator Limited (“Shenzhen QCH Incubator”). Prior to December 1, 2017, ILC or its subsidiaries did not have any operations and the purchase price of $2,500 was expensed. In April 2018, ILC through its subsidiary Shenzhen QCH Incubator, leased an office space in Shenzhen, Peoples Republic of China (“ PRC”) and purchased some office equipment to be used in future planned operations. As of June 30, 2018, the Company and its subsidiaries, have not commenced their planned principal operations and are in the process of setting up a consultancy business.

In July 2018 and August 2018, the Company issued 247,000,000 shares of common stock for cash proceeds of $247,000 ($0.001 per share). 66,802,163 shares of common stock were issued to the Company’s CEO, 33,992,000 were issued to the Company’s COO, 72,500,000 shares of common stock were issued to 7 individuals other than the Company’s CEO that are members of ILC Holdings, LLC, and 73,705,837 shares of common stock were issued to 90 other individuals.

The Company plans to operate a financial services firm which provides consulting services for businesses and training programs for general investors. The Company anticipates earning revenue from (1) business training and consulting and (2) jointly investing in quality projects and ventures for companies which we serve. Our professional investment education program commences with a three day intensive program for general investors which is further reinforced with monthly training courses. In addition, we offer a roadshow platform for OTC listed companies which guides clients through the fund raising process. The Company’s administrative headquarters are based in Las Vegas, Nevada with planned operations in the People’s Republic of China (“PRC”) and Asia.

Employees

International Leaders Capital Corporation currently has two employees.

Office and Facilities

Our corporate headquarters are located at 9811 W. Charleston Blvd., Suite 2-518, Las Vegas, NV 89117. The Company also leases an office space located in Shenzhen, PRC.

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

Primarily as a result of our recurring losses and our lack of liquidity, the Company’s independent registered public accounting firm, in their report on our consolidated financial statements for the year ending June 30, 2018, expressed substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the consolidated financial statements are issued. We anticipate incurring losses in the foreseeable future. We do not have an established source of revenue sufficient to cover our operating costs. Our ability to continue as a going concern is dependent upon our ability to successfully compete, operate profitably and/or raise additional capital through other means. If we are unable to reverse our losses, we will have to discontinue operations.

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

On May 28, 2017, Star Century Entertainment Corporation sold an aggregate of 25,000 shares of Series B preferred shares of the Company’s Series B Preferred Stock to ILC Holdings. ILC Holding is an entity controlled by Cihan Huang, the Chief Executive Officer of the Company. Each share of Series B Preferred Stock has the voting power of 5,000 common shares. The 25,000 shares of Series B Preferred Stock has voting power of 125,000,000 common shares and the shares represent approximately 50% of the voting control of International Leaders Capital Corporation which is significant influence over all matters requiring approval by our shareholders. On December 1, 2017, ILC Holdings sold the 25,000 shares of the Company’s Series B Preferred Stock to Cihan Huang, the Chief Executive Officer. On November 18, 2017, the Company issued 181,818 shares of common stock to ILC Holdings for cash proceeds of $50,000. Also on November 18, 2017, the Company issued 554,859 shares of common stock to ILC Holdings to settle convertible notes and accrued interest. In July 2018, the Company issued 100,000,000 shares of common stock to ILC Holdings for cash proceeds of $100,000.

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

 Our management believes that any potential business combination opportunity must provide audited consolidated financial statements for review, for the protection of all parties to the business combination. One or more attractive business opportunities may choose to forego the possibility of a business combination with us, rather than incur the expenses associated with preparing audited consolidated financial statements.

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
7

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our fiscal year 2018 that remain unresolved.

ITEM 2. PROPERTIES.

The Company owns no real property.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES

N/A

PART II.

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted under the symbol “ILCC” on the OTCBB operated by the Financial Industry Regulatory Authority, Inc. (“FINRA”) and the OTCQB operated by OTC Markets Group, Inc.  Few market makers continue to participate in the OTCBB system because of high fees charged by FINRA.  Consequently, market makers that once quoted our shares on the OTCBB system may no longer be posting a quotation for our shares. As of the date of this report, however, our shares are quoted by several market makers on the OTCQB. The criteria for listing on either the OTCBB or OTCQB are similar and include that we remain current in our SEC reporting.

Only a limited market exists for our securities. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a shareholder may be unable to resell his securities in our company.

The following tables set forth the range of high and low prices for our common stock for the each of the periods indicated as reported by the OTCQB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. On August 2, 2017, the directors and a majority of the stockholders of the Company approved a reverse stock split of all the Company’s outstanding common stock at a ratio of fifty to one (50 to 1). Prices for our common stock for all periods presented in these consolidated financial statements have been adjusted retroactively to reflect the reverse stock split.

Fiscal Year Ending June 30, 2018
Quarter Ended	High $	Low $
June 30, 2018	$1.87	$0.55
March 31, 2018	$0.55	$0.55
December 31, 2017	$87.78	$0.55
September 30, 2017	$1.00	$0.56

Fiscal Year Ending June 30, 2017
Quarter Ended	High $	Low $
June 30, 2017	$1.00	$0.50
March 31, 2017	$1.50	$0.50
December 31, 2016	$4.00	$0.50
September 30, 2016	$3.00	$2.50

On September 19, 2018, the last sales price per share of our common stock was $0.55.

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

International Leaders Capital Corporation (“ILCC” or "the Company") was organized under the laws of the State of Nevada on May 21, 2009.

On May 28, 2017, Star Century Entertainment Corporation agreed to sell 25,000 shares of the Company’s Series B preferred shares, representing approximately 99% of the voting control of the Company, to ILC Holdings, LLC and the Company experienced a change in control. Cihan Huang is the managing member of ILC Holdings, LLC. On December 1, 2017, ILC Holdings, LLC sold the 25,000 shares of the Company’s Series B Preferred Stock to Cihan Huang.

On December 1, 2017, the Company purchased International Leadership Center Holdings Limited (“ILC”) for $2,500. ILC has two subsidiaries, Hong Kong ILC Business Services and Shenzhen Qian Chuang Hui Technology Incubator Limited (“Shenzhen QCH Incubator”). Prior to December 1, 2017, ILC or its subsidiaries did not have any operations and the purchase price of $2,500 was expensed. In April 2018, ILC through its subsidiary Shenzhen QCH Incubator, leased an office space in Shenzhen, Peoples Republic of China (“ PRC”) and purchased some office equipment to be used in future planned operations.

As of June 30, 2018, the Company and its subsidiaries, have not commenced their planned principal operations and are in the process of setting up a consultancy business.

The Company plans to operate a financial services firm which provides consulting services for businesses and training programs for general investors. The Company anticipates earning revenue from (1) business training and consulting and (2) jointly investing in quality projects and ventures for companies which we serve. Our professional investment education program commences with a three day intensive program for general investors which is further reinforced with monthly training courses. In addition, we plan to offer a roadshow platform for OTC listed companies which guides clients through the fund raising process. The Company’s administrative headquarters are based in Las Vegas, Nevada with planned operations in the People’s Republic of China (“PRC”) and Asia.

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

The accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our consolidated financial statements because they inherently involve significant judgments and uncertainties.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 of the financial statements for discussion of recent accounting pronouncements.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED JUNE 30, 2018 COMPARED TO THE FISCAL YEAR ENDED JUNE 30, 2017

REVENUE

For the fiscal years ended June 30, 2018 and 2017, we had no revenue.

OPERATING COSTS

Compensation includes salaries, stock-based compensation expenses and benefits paid and payable to three former executives and one current executive of the Company, and a consultant/shareholder of the Company. Compensation expense was $183,001 for the year ended June 30, 2018, compared to $717,873 for the year ended June 30, 2017.

For the year ended June 30, 2018, compensation expense included $114,000 for accrual of annual compensation due, $19,001 for the fair value that could be paid in shares of common stock and $50,000 of stock-based compensation. For the year ended June 30, 2017, the Company recorded $717,873 of compensation related to these agreements, which included $236,353 for accrual of year’s compensation, with the balance reflecting an expense for the value that could be paid in shares of common stock. The decrease in compensation expense is primarily due to the termination of the employment agreements with the three former executives.

General and administrative expenses were $148,707 for the year ended June 30, 2018, compared to $64,392 for the year ended June 30, 2017. Administration expense includes accounting, audit, legal and transfer agent costs related to SEC compliance and investor relation expenses. The increase in general and administrative expenses is primarily due to increase in rent and administrative expenses related to the Company’s leasing of an office space in Shenzhen, PRC.

OTHER INCOME (EXPENSE)

Other income (expense) includes $197,436 expense for private placement costs associated with the initial recording of a derivative liability and $(2,938) for change in the fair value of the derivative liability.

Other income (expense) includes interest expense of $71,285 and $56,774 for the year ended June 30, 2018 and 2017, respectively. The increase in interest expense is due the amortization of debt discount on the convertible note-ILC Holdings LLC.

NET LOSS

Our net loss for the year ended June 30, 2018 was $601,364 compared to net loss of $839,039 for the year ended June 30, 2017. Our losses decreased in the current year primarily because of decrease in compensation expense due to the termination of the employment agreements with the three former executives.

LIQUIDITY

As of June 30, 2018, we had cash of $8,117 and total liabilities of $753,720. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations for the next 12 months.

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the year ended June 30, 2018, the Company incurred a net loss of $601,364 and used cash in operating activities of $276,699, and at June 30, 2018, had a stockholders’ deficiency of $676,547. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the consolidated financial statements are issued. The Company’s independent registered public accounting firm, in their report on the Company’s consolidated financial statements for the year ending June 30, 2018, expressed substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the consolidated financial statements are issued. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

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

The consolidated financial statements and related notes are included as part of this report as indexed in the appendix on page F-1 through F-17.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being June 30, 2018. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2018 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). As a result of this assessment, management concluded that, as of June 30, 2018 our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending June 30, 2019: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting identified in connection with the requisite evaluation that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The executive officers and directors of the Company as of September 19, 2018 are as follows:

Name	Age	Position
Cihan Huang	41	Chief Executive Officer, President and Director
Zhou Bing	41	Chief Operating Officer, Secretary, Treasurer
Yin Fook To	48	Director

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

Zhou Bing Zhou Bing (Simon) has more than 10 years of entrepreneurial experience in China which includes leading seven Chinese companies to become associated with prominent industry brands. Mr. Zhou is specialized in industry-finance business model design and strategy.  He has spoken in front of nearly one million people who are entrepreneurs, investors, and managers of financial institutions. He has also guided a number of enterprises to become listed companies in China, launched the establishment of multiple funds and incubated multiple VC firms.

Mr. Bing is currently the President of SZ QCH Incubator Company and Executive Director of Kaici Financial Holding Group, and Co-founder of Kaici BlueOcean Company.

Yin Fook To Mr. To is experienced in management consulting, marketing, business development, operation and training, having worked in Greater China for 18 years (lived in Hong Kong, Beijing, Shanghai, Shenzhen, Chongqing) and lived in USA for 10 years. He has coached CEOs of American companies and worked with them on China market entry strategies and actual implementation. Recently Mr. To helped WOGC (World Organization of Governance & Competitiveness) run their entire Hong Kong office operation, and also worked with a team of six senior executives and junior staff to plan and execute the official launching conference at Asia-World Expo (venue) for the forming of Rongelap Atoll Digital Economic Special Administrative Region of the Republic of Marshall Islands. He has met and hosted Mr. Kessai Note, former president of the Marshall Islands, Mr Francisco Merino, Vice President of the Republic of El Salvador and several other country VPs from South America. Mr. To also worked on the past Beijing 2008 Olympics, got well-acquainted with major Chinese companies in China. Back in 2003, he was invited by a senior Olympic advisor to work as a consultant on the Beijing Olympic preparation team with the Beijing government, the owners of the Olympic stadium, and the worldwide and local Chinese Olympic sponsors. Through his work on the Beijing Olympics, he developed high level China contacts that help him navigate the complex China network of people and policies in order to provide China market-entry services to western companies. His clients and close friends regard him a man of hospitality, charisma, diligence, integrity and intelligence. He is a native of Nanjing China, grew up in Hong Kong and graduated from Brigham Young University-Hawaii. Mr. To served as Director/Head of Hong Kong Operation of World Organization of Governance and Competitiveness (WOGC) from 2017 to 2018, Vice President of Eastgate, Inc. from 2009 to 2017, and Project Manager of the Office of Senior Advisor of Beijing 2008 Olympics from 2003 to 2007.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary of Cash and Certain Other Compensation

The following table provides certain summary information concerning the compensation earned by the named executive officers for the fiscal years ended June 30, 2018 and 2017, for services rendered in all capacities to International Leaders Capital Corporation:

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Cihan Huang, Chief Executive Officer, President and Director	2018	$24,000	$—	$74,000	$—	$—	$—	$—	$98,000
	2017	$2,000	$—	$—	$—	$—	$—	$—	$2,000
Zhou Bing, Chief Operating Officer, Secretary, Treasurer	2018	$—	$—	$—	$—	$—	$—	$—	$—

Chang Wang, Former Chief Operating Officer, Secretary, Treasurer and Director	2018	$—	$—	$—	$—	$—	$—	$—	$—
	2017	$—	$—	$—	$—	$—	$—	$—	$—
Fen Xing, Former Chief Executive Officer, Secretary, Treasurer and Director	2018	$—	$—	$—	$—	$—	$—	$—	$—
	2017	$60,493	$—	$—	$—	$—	$—	$—	$60,493
Jian Zhang, Former Chief Operating Officer and Director	2018	$—	$—	$—	$—	$—	$—	$—	$—
	2017	$60,493	$—	$—	$—	$—	$—	$—	$60,493

Yan Zhang, Former Director of Public Relations and Director	2018	$—	$—	$—	$—	$—	$—	$—	$—
	2017	$48,395	$—	$—	$—	$—	$—	$—	$48,395

 Director Compensation

The following table provides compensation summary concerning the compensation earned by the named directors for the years ended June 30, 2018 and 2017.

Name	Year	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Cihan Huang, Chief Executive Officer, President and Director	2018	$24,000	$74,000	$—	$—	$—	$—	$98,000
	2017	$2,000	$—	$—	$—	$—	$—	$2,000
Yin Fook To, Director	2018	$—	$—	$—	$—	$—	$—	$—
Chang Wang, Former Chief Operating Officer, Secretary, Treasurer and Director	2018	$—	$—	$—	$—	$—	$—	$—
	2017	$—	$—	$—	$—	$—	$—	$—
Michael Chi Chung Leung, Former Director	2018	$—	$—	$—	$—	$—	$—	$—
	2017	$—	$—	$—	$—	$—	$—	$—
Fen Xing, Chief Former Executive Officer, Secretary, Treasurer and Director	2018	$—	$—	$—	$—	$—	$—	$—
	2017	$60,493	$—	$—	$—	$—	$—	$60,493
Jian Zhang, Former Chief Operating Officer and Director	2018	$—	$—	$—	$—	$—	$—	$—
	2017	$60,493	$—	$—	$—	$—	$—	$60,493
Yan Zhang, Former Director of Public Relations and Director	2018	$—	$—	$—	$—	$—	$—	$—
	2017	$48,395	$—	$—	$—	$—	$—	$48,395

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of September 19, 2018, information about the beneficial ownership of our capital stock with respect to each person known by International Leaders Capital Corporation to own beneficially more than 5% of the outstanding capital stock, each director and officer, and all directors and officers as a group.

	Number of Shares Beneficially Owned		Percentage of Class (5)
Name and Address		Class
Cihan Huang, Chief Executive Officer, President and Director(1), (4)	66,902,163	Common	26.83%
Zhou Bing, Chief Operating Officer, Secretary, Treasurer(1)	33,992,000	Common	13.63%
Yin Fook To, Director(1)	-	Common	*
All directors and executive officers (3 persons)	100,894,163	Common	40.46%
5% Holders
Huang Cijin(2)	30,000,000	Common	12.02%
Huang Cidong(3)	20,139,320	Common	8.08%
Huang Rong(3)	20,050,000	Common	8.04%
*Denotes less than 1%

1)	9811 W. Charleston Blvd., Suite 2-518, Las Vegas, NV 89117.

2)	Room 1110, Block C, Poly World Trade Center, Haizhu District, Guangdong Province, Guangzhou City, China
3)	Room 403, Building 59, Gui Miao New Village, Nanshan District, Guangdong Province, Shenzhen City, China

4)	Mr. Huang also owns 25,000 shares of Series B Preferred Stock. Each share of Series B Preferred Stock has the voting power of 5,000 shares of common stock. Series B Preferred stock is not convertible into common stock.
5)	The above percentages are based on 249,386,285 shares of common stock outstanding as September 19, 2018.

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

At June 30, 2018, the Company had the following transactions with Cihan Huang, Chief Executive Officer, President and Director, Zhou Bing, Company’s Chief Operating Officer, and 7 members other than the Company’s CEO of ILC Holdings, LLC.

•	At June 30, 2018, convertible notes and accrued interest payable to ILC Holdings, LLC, an entity that Cihan Huang the Company’s CEO, is the managing member of, totaled $40,727. During the year ended June 30, 2018, ILC Holdings elected to convert the two notes aggregating $150,000 plus interest of $2,586 (total of $152,586) into 554,859 shares of the Company’s common stock.

•	At June 30, 2018 the accrued compensation due to Cihan Huang was $52,000. For the year need June 30, 2018, compensation expense totaled $48,000. In addition, the Company recorded compensation costs of $50,000 for Cihan Huang related to the issuance of 181,818 shares of common stock to ILC Holdings.

•	On December 1, 2017, ILC Holdings sold the 25,000 shares of the Company’s Series B Preferred Stock to Cihan Huang. Each share of Series B Preferred Stock has the voting power of 5,000 common shares. The 25,000 shares of Series B Preferred Stock has voting power of 125,000,000 common shares and the shares represent approximately 34% of the voting control of International Leaders Capital Corporation which is significant influence over all matters requiring approval by our shareholders. On November 18, 2017, the Company issued 181,818 shares of common stock to ILC Holdings for cash proceeds of $50,000. Also on November 18, 2017, the Company issued 554,859 shares of common stock to ILC Holdings to settle convertible notes and accrued interest. .
•

In July 2018 and August 2018, 66,802,163 shares of common stock were issued to the Cihan Huang, the Company’s CEO for cash proceeds of $66,802, 33,992,000 shares of common stock were issued to the Zhou Bing, Company’s COO for cash proceeds of $33,992, and 72,500,000 shares of common stock were issued to 7 individuals other than the Company’s CEO that are members of ILC Holdings, LLC for cash proceeds of $72,500.

At June 30, 2018, the Company had the following transactions with Peter Chin, a shareholder/consultant of the Company:

•	At June 30, 2018 the Company owed Peter Chin $392,883 made up of accrued consulting fees of $249,322, convertible notes and accrued interest payable of $75,381, non-redeemable note and accrued interest payable of $43,180, and advances due of $25,000. During the year ended June 30, 2018, consulting fees to Mr. Chin were $85,000.
•	Subsequent to June 30, 2018, the Company issued 75,000 shares of common stock to Mr. Chin for services.
•	Subsequent to June 30, 2018, the Company settled total liabilities due to Chin of $392,883 for a cash payment of $126,322. The resulting gain on settlement of $266,561 will be recognized as a related party capital contribution.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by the Company's auditors for the professional services rendered in connection with the audit of the Company's annual consolidated financial statements, review of our Form 10 and reviews of the consolidated financial statements included in the Company's Forms 10-Qs and Form 10-Ks for fiscal 2018 and 2017 were approximately $27,732 and $25,408, respectively.

Audit-Related Fees

None.

Tax Fees

None.

All Other Fees

None.

PART IV.

ITEM 15.	EXHIBITS.
Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Articles of Incorporation		10/A#2		3.1	11/5/2009
3.2	Bylaws		10/A #2		3.2	11/5/2009
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

ITEM 16. FORM 10-K SUMMARY. None

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL LEADERS CAPITAL CORPORATION

Date: September 28, 2018	By:	/s/ Cihan Huang
Cihan Huang, Chief Executive Officer, President and Director (Principal Executive Officer)

	By:	/s/ Zhou Bing
Zhou Bing, Chief Operating Officer, Secretary, Treasurer (Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 28, 2018	By:	/s/ Cihan Huang
Cihan Huang, Chief Executive Officer, President and Director (Principal Executive Officer)

	By:	/s/ Zhou Bing
Zhou Bing, Chief Operating Officer, Secretary, Treasurer (Principal Accounting and Financial Officer)
21

INTERNATIONAL LEADERS CAPITAL CORPORATION

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

International Leaders Capital Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of International Leaders Capital Corporation (the “Company”) as of June 30, 2018 and 2017, the related consolidated statements of operations, stockholders’ deficiency, and cash flows for the years ended June 30, 2018 and 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2018 and 2017, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, during the year ended June 30, 2018 the Company incurred a net loss and utilized cash flows in operations, and at June 30, 2018 had a stockholders deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement, whether due to error fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/Weinberg & Company, P.A.

Los Angeles, California

September 28, 2018

We have served as the Company’s auditor since 2014.

INTERNATIONAL LEADERS CAPITAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$8,117	$92,004
Prepaid expenses	11,000	9,167
Lease deposit	45,802	—
Total current assets	64,919	101,171

Office equipment	12,254	—
Total assets	$77,173	$101,171

Liabilities and Stockholders’ Deficiency
Current Liabilities:
Accounts payable and accrued liabilities	$123,106	$117,966
Accrued compensation-related party	301,322	255,821
Advances payable (including $151,066 and $36,000 due to related parties at June 30, 2018 and 2017, respectively)	205,456	90,390
Convertible notes – related party, net of discount of $35,452 and $1,781 at June 30, 2018 and 2017, respectively	80,656	214,957
Total current liabilities	710,540	679,134

Non-redeemable convertible note – related party	43,180	43,180

Commitments and contingencies

Stockholders' Deficiency:
Preferred stock; par value $0.01; 48,900,000 shares authorized; no shares issued and outstanding	—	—
Series A Convertible Preferred Stock; par value $0.01; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Series B Preferred Stock; par value $0.01; 100,000 shares authorized; 25,000 shares issued and outstanding at June 30, 2018 and 2017	250	250
Common stock; par value $0.001; 750,000,000 shares authorized; 2,311,285 and 1,574,179 shares issued and outstanding at June 30, 2018 and 2017, respectively	2,311	1,574
Additional paid-in capital	121,375,474	120,830,251
Notes receivable	(5,000,000)	(5,000,000)
Accumulated deficiency	(117,054,582)	(116,453,218)
Total stockholders' deficiency	(676,547)	(621,143)
Total liabilities and stockholders’ deficiency	$77,173	$101,171
See accompanying notes

INTERNATIONAL LEADERS CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended June 30, 2018	Year ended June 30, 2017

Revenue	$—	$—

Operating costs:
Compensation	183,001	717,873
General and administrative	148,707	64,392
Total operating expenses	331,708	782,265

Loss from operations	(331,708)	(782,265)

Other income (expense):
Interest expense	(71,285)	(56,774)
Private placement costs	(197,436)	—
Change in fair value of derivative liabilities	(2,938)	—
Other income	2,003	—
Total other income (expense)	(269,656)	(56,774)

Net loss	$(601,364)	$(839,039)

Net loss per share – basic and diluted	$(0.30)	$(0.61)

Weighted average number of common shares outstanding – basic and diluted	2,026,275	1,380,205

See accompanying notes

INTERNATIONAL LEADERS CAPITAL CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

	Common Shares	Common Stock	Series B Preferred Shares	Series B Preferred Stock	Additional Paid-in Capital	Accumulated Deficit	Note Receivable	Total Stockholders’ Deficiency
Balance June 30, 2016	1,374,179	$1,374	25,000	$250	$119,345,334	$(115,614,179)	$(5,000,000)	$(1,267,221)
Beneficial conversion feature on issuance of convertible note payable-related party	—	—	—	—	5,000	—	—	5,000
Gain on settlement of accrued compensation–related party treated as a capital contribution	—	—	—	—	1,380,117	—	—	1,380,117
Shares issued for cash-related party	200,000	200	—	—	99,800	—	—	100,000
Net loss	—	—	—	—	—	(839,039)	—	(839,039)
Balance June 30, 2017	1,574,179	1,574	25,000	250	120,830,251	(116,453,218)	(5,000,000)	(621,143)
Shares issued for cash	181,818	182	—	—	49,818	—	—	50,000
Fair value of shares issued for compensation	—	—	—	—	50,000	—	—	50,000
Fair value of shares issued for settlement of convertible notes and accrued interest - related party	554,859	555	—	—	304,617	—	—	305,172
Gain on settlement of convertible notes and accrued interest - related party treated as a capital contribution	—	—	—	—	100,788	—	—	100,788
Beneficial conversion feature on issuance of convertible notes - related party	—	—	—	—	40,000	—	—	40,000
Rounding to effect reverse stock split	429	—	—	—	—	—	—	—
Net loss	—	—	—		—	(601,364)	—	(601,364)
Balance June 30, 2018	2,311,285	$2,311	25,000	$250	$121,375,474	$(117,054,582)	$(5,000,000)	$(676,547)

See accompanying notes

INTERNATIONAL LEADERS CAPITAL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended June 30, 2018	Year Ended June 30, 2017
Cash Flows from Operating Activities:
Net loss	$(601,364)	$(839,039)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	59,329	38,161
Fair value of shares issued for compensation	50,000	—
Private placement costs	197,436	—
Change in fair value of derivative liability	2,938	—
Accrued interest	11,956	18,613
Changes in operating assets and liabilities:
Prepaid expenses	(1,833)	—
Lease deposit	(45,802)	—
Accounts payable and accrued expenses	5,140	12,303
Accrued compensation-related parties	45,501	717,873
Net cash used in operating activities	(276,699)	(52,089)

Cash Flows from Investing Activities:
Purchase of office equipment	(12,254)	—
Net cash used in investing activities	(12,254)	—

Cash Flows from Financing Activities:
Proceeds from convertible notes-related parties	190,000	32,173
Payment made on convertible notes-related parties	(150,000)	—
Advances from related parties	126,066	11,000
Repayment of advances-related parties	(11,000)	100,000
Proceeds from the issuance of common stock-related party	50,000	—
Net cash provided by financing activities	205,066	143,173

Net change in cash and cash equivalents	(83,887)	91,084
Cash and cash equivalents, beginning of year	92,004	920
Cash and cash equivalents, end of year	$8,117	$92,004

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for:
Interest paid	$26,799	$—
Income tax paid	$—	$—
NON-CASH FINANCING ACTIVITIES
Fair value of shares issued for settlement of convertible notes and accrued interest-related party	$305,172	$—
Gain on settlement of convertible notes and accrued interest - related party treated as a capital contribution	$100,788	$—
Carrying value of derivative extinguished upon settlement of convertible notes and accrued interest-related party	$350,374	$—
Derivative recorded as discount upon issuance of convertible notes-related party	$150,000	$—
Beneficial conversion feature recorded as discount upon issuance of convertible notes-related party	$40,000	$5,000
Gain on settlement of accrued compensation–related party	$—	$1,380,117

See accompanying notes

INTERNATIONAL LEADERS CAPITAL CORPORATION

Notes to Consolidated financial statements

For the years ended June 30, 2018 and 2017

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

International Leaders Capital Corporation ("the Company") was organized under the laws of the State of Nevada on May 21, 2009. The Company was established as part of the Chapter 11 reorganization of AP Corporate Services, Inc.

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

Effective August 2, 2017, the Company’s Board of Directors and a majority of the shareholders of the Company amended the Company’s Articles of Incorporation to (i) change the name of the Company to International Leaders Capital Corporation and (ii) effect a 1-for-50 reverse common stock split. All common stock share and per-share amounts for all periods presented in these consolidated financial statements have been adjusted retroactively to reflect the reverse stock split.

On December 1, 2017, the Company purchased International Leadership Center Holdings Limited (“ILC”) for $2,500. ILC has two subsidiaries, Hong Kong ILC Business Services and Shenzhen Qian Chuang Hui Technology Incubator Limited (“Shenzhen QCH Incubator”). Prior to December 1, 2017, ILC or its subsidiaries did not have any operations and the purchase price of $2,500 was expensed. In April 2018, ILC through its subsidiary Shenzhen QCH Incubator, leased an office space in Shenzhen, Peoples Republic of China (“ PRC”) and purchased some office equipment to be used in future planned operations. As of June 30, 2018, the Company, and ILC and its subsidiaries, have not commenced their planned principal operations and are in the process of setting up a consultancy business.

The Company plans to operate as a financial services firm which will provide consulting services for businesses and training programs for general investors. The Company anticipates earning revenues from business training and consulting, and jointly investing in projects and ventures for companies which it consults with. The Company’s administrative headquarters are in Las Vegas, Nevada with planned operations in the PRC.

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the year ended June 30, 2018, the Company incurred a net loss of $601,364 and used cash in operating activities of $276,699, and at June 30, 2018, had a stockholders’ deficiency of $676,547. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the consolidated financial statements are issued. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

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

ESTIMATES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The more significant estimates and assumptions by management include, among others, impairment analysis of long-term assets, the valuation allowance for deferred tax assets. the assumptions used in the valuation of derivative liabilities, the assumptions used in valuing share-based instruments issued for services, and the accrual of potential liabilities. Actual results may differ from those estimates.

CASH AND CASH EQUIVALENTS

Investments with original maturities of three months or less are considered to be cash equivalents.

At June 30, 2018, cash and cash equivalents was denominated in the following currencies: $1,878 was denominated in United States Dollars, $1,363 was denominated in Hong Kong dollars, and $4,876 was denominated in Chinese Renminbi $4,876. At June 30, 2017, $92,004 was denominated in United States Dollars.

REVENUE

Revenue is recognized when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service has been delivered, and collectability is reasonably assured. For the years ended June 30, 2018 and 2017, the Company did not have any revenue.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Betterments, renewals, and extraordinary repairs that extend the life of the assets are capitalized; other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation applicable to retired assets are removed from the Company’s accounts, and the gain or loss on dispositions, if any, is recognized in the consolidated statements of operations.

Property and equipment are recorded at cost and depreciated using the straight-line method over the following estimated useful lives:

Office furniture and equipment          5 Years

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the year ended June 30, 2018, the Company determined there were no indicators of impairment of its property and equipment.

DERIVATIVE FINANCIAL INSTRUMENTS

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.

INCOME TAXES

The Company accounts for income taxes using an asset and liability approach which allows for the recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

The Company plans to conduct businesses in Hong Kong and China and plans to file separate tax returns in these jurisdictions that will be subject to examination by foreign tax authorities.

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

At June 30, 2018 and 2017, we excluded the outstanding common stock equivalents summarized below as their effect would have been anti-dilutive:

	June 30, 2018	June 30, 2017
Common stock issuable upon conversion of convertible and non-redeemable convertible notes payable	8,262,196	5,378,010
Common stock issuable upon conversion of accrued compensation	149,103	240,821
Total	8,411,299	5,618,831

FOREIGN CURRENCY TRANSLATION

The reporting currency of the Company is the United States Dollars (“US$”) and the accompanying consolidated financial statements have been expressed in US$. In addition, the Company’s operating subsidiaries maintain their books and records in their respective local currency, which consists of the Chinese Renminbi (“RMB”), and Hong Kong Dollars (“HK$”), which is also the respective functional currency of the subsidiaries.

In general, for consolidation purposes, assets and liabilities of the Company’s subsidiaries whose functional currency is not the US$ are translated into US$ using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of a foreign subsidiary are recorded as a separate component of accumulated other comprehensive loss within stockholders’ equity.

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the six months ended June 30,
	2018	2017
Period-end RMB : US$1 exchange rate	6.62	6.78
Period-average RMB : US$1 exchange rate	6.38	6.85
Period-end / average HK$ : US$1 exchange rate	7.75	7.75

COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s accumulated other comprehensive income will consist of cumulative foreign currency translation adjustments.

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

The estimated fair value of certain financial instruments, including cash and accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments. The recorded values of the convertible notes-related parties and non-redeemable convertible note approximates their fair values based upon their effective interest rates.

SEGMENTS

The Company operates in one segment for its planned consultancy business. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker has been identified as the Chief Executive Officer and President, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in: economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes. Since the Company operates in one segment, all financial information required by “Segment Reporting” can be found in the accompanying consolidated financial statements

CONCENTRATIONS

At June 30, 2018, the Company’s assets include $62,932 of assets that are located in the PRC. At June 30, 2017, there were no assets located in the PRC.

ECONOMIC AND POLITICAL RISKS

The Company’s planned operations in the PRC will be subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09, as amended, is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principles based approach for determining revenue recognition. Under ASU 2014-09, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Under ASU 2014-09, revenue will be recognized when performance obligations under the terms of a contract are satisfied, which generally occurs upon shipment or delivery to customers based on written sales terms, which is also when control is transferred. Revenue will be measured as the amount of consideration the Company expects to receive in exchange for transferring products or services to a customer. The Company will adopt the guidance of ASU 2014-09 on July 1, 2018. As the Company does not currently have revenue, the adoption of the new guidance is not expected to impact the Company’s consolidated financial statements.

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

NOTE 2. ACCRUED COMPENSATION-RELATED PARTIES

A summary of accrued compensation-related parties as of June 30, 2018 and 2017 is as follows:

	June 30, 2018	June 30, 2017
Accrued compensation, CEO (a)	$52,000	$4,000
Accrued compensation, shareholder/consultant (b)	249,322	251,821
	$301,322	$255,821

(a)

Effective June 1, 2017, the Company entered in an employment agreement with its Chief Executive Officer for annual compensation of $24,000. The executive has the option to accept shares of the Company’s common stock in lieu of cash based on a 50% discount to the average stock price, as defined. The option to accept shares of common stock in lieu of cash is accounted for at the fair value of the potentially issuable common shares and is subject to adjustment at each reporting date based on the change in market value of the shares. At June 30, 2017, accrued compensation due to the executive was $4,000. For the year ended June 30, 2018, compensation expense of $48,000 was recorded, including $24,000 accrual of annual compensation and $24,000 accrual for the fair value that could be paid in shares of common stock related to this employment agreement. At June 30, 2018 the accrued compensation due to the executive was $52,000, which if the executive elected to be paid in shares of common stock, would result in the issuance of 27,808 of the Company’s common stock.

(b)

In April 2017, a consulting agreement was signed between a shareholder/consultant and the Company. Pursuant to this agreement, the Company agreed to pay $7,500 per month in cash for consulting services through December 31, 2017, and month to month thereafter. At June 30, 2017, the accrued compensation under this agreement was $15,000. During the year ended June 30, 2018, compensation of $90,000 was accrued, and $82,500 of the accrued compensation was paid. At June 30, 2018, accrued compensation due to the shareholder/consultant under this agreement was $22,500.

At June 30, 2018 and 2017, the Company also owed the shareholder/consultant $226,822 and $236,821, respectively, related to a consulting contract that had terminated in April 2017. Pursuant to the terms of that agreement, the shareholder/consultant has the option to accept shares of the Company’s common stock in lieu of cash based on a 50% discount to the average stock price, as defined. At June 30, 2018, if the shareholder/consultant elected to be paid in shares of common stock, it would result in the issuance of 121,295 shares of the Company’s common stock. Subsequent to June 30, 2018, the shareholder/consultant agreed to settle the amounts owed to him under the both consulting agreements aggregating $249,322 (See Note 10).

NOTE 3. ADVANCES PAYABLE

The Company from time to time borrows from its principal shareholders, or others, to pay expenses such as filing fees, accounting fees and legal fees. These advances are non-interest bearing, unsecured, and generally due upon demand. At June 30, 2018 and 2017, the Company was obligated for the following advances:

	June 30, 2018	June 30, 2017
Advances due to CEO	$119,865	$—
Advances due to director	6,201	—
Advances due to shareholder/consultant	25,000	36,000
Advances due to unrelated parties	54,390	54,390
	$205,456	$90,390

Subsequent to June 30, 2018, the advances due to shareholder of $25,000 and advances due to unrelated parties of $54,390 were settled (See Note 10).

NOTE 4. CONVERTIBLE NOTES-RELATED PARTIES

A summary of convertible notes payable-related party as of June 30, 2018 and 2017 is as follows:

	June 30, 2018	June 30, 2017
Convertible notes payable-related party (a)	$75,381	$216,738
Convertible notes payable-ILC Holdings (b)	40,727	—
Unamortized note discounts	(35,452)	(1,781)
	$80,656	$214,957

(a)

Convertible notes-related party are unsecured, accrue interest at 10% per annum, and are due from January 2019 through November 2019. These notes are convertible into shares of the Company’s common stock at a conversion price ranging from of $0.01 per share to $0.10 per share. At June 30, 2017, principal and accrued interest totaled $216,738. During the year ended June 30, 2018, the Company paid $150,000 of principal and interest, and accrued interest of $8,643 was added to principal. At June 30, 2018, principal and accrued interest totaled $75,381. At June 30, 2018 and 2017, these convertible notes-related parties are convertible into 3,325,829 and 4,514,410 shares of common stock, respectively. At June 30, 2017, the unamortized discount on these convertible notes-related parties was $1,781. During the year ended June 30, 2018, $1,781 of discount was amortized and included in interest expense. At June 30, 2018, the unamortized discount on these convertible notes-related parties is $0.

Subsequent to June 30, 2018, the convertible notes payable-related party of $75,381 were settled (See Note 10).

(b)

In April 2018, the Company issued two convertible notes to ILC Holdings, an entity controlled by the Company’s CEO, for $30,000 and $10,000, respectively. The convertible notes were unsecured, accrued interest at 8% per annum, and are due on April 1, 2020 and April 26, 2020, respectively. At June 30, 2018, $727 of accrued interest was added to principal and the total outstanding balance of these notes amounted to $40,727, and is convertible into 4,072,767 shares of common stock.

The Company determined that the notes contained a beneficial conversion feature of $40,000 since the market price of the Company’s common stock were higher than the conversion price of the notes when they were issued. The beneficial conversion feature of $40,000 was recorded as debt discount to be amortized over the term of the notes or in full upon the conversion of the corresponding notes. During the year ended June 30, 2018, $4,548 of discount was amortized, and at June 30, 2018, and the unamortized note discount was $35,452.

NOTE 5. GAIN ON SETTLEMENT OF CONVERTIBLE NOTES-RELATED PARTY

On August 16, 2017 and October 4, 2017, the Company issued two convertible notes to ILC Holdings for $100,000 and $50,000, respectively. Cihan Huang, the CEO and controlling shareholder of the Company, is the managing and controlling member of ILC Holdings. The convertible notes were unsecured, accrued interest at 8% per annum, and were due on August 15, 2018 and October 3, 2018, respectively.

Per the terms of each convertible note, ILC Holdings has the option, on or before December 31, 2017, to accept shares of the Company’s common stock in lieu of cash based on dividing (i) the principal balance plus accrued interest by (ii) 50% of the average of the lowest 5 trading days closing bid prices in the 10 trading days immediately preceding any such conversion. The conversion feature results in there being no explicit limit on the number of shares that may be required to be issued and accordingly the Company cannot assert it will have sufficient shares to settle the arrangement. Hence the conversion features were bifurcated and accounted for as derivative liabilities (See Note 7).

The Company determined that upon issuance of the convertible note, the initial fair value of the embedded conversion features was $347,436, of which $150,000 was recorded as debt discount offsetting the face amount of the convertible notes, and the balance of $197,436 was recorded as private placement costs.

On November 18, 2017, ILC Holdings elected to convert the two notes aggregating $150,000 plus interest of $2,586 (total of $152,586) into 554,859 shares of the Company’s common stock at a conversion price of $0.275 per share. On the date of conversion, the closing price of the Company’s common stock was $0.55 per share, or total fair value of shares of $305,172. The Company followed the general extinguishment model to record the settlement of the debt. The debt and accrued interest of $152,587, an unamortized discount of $97,000, and the bifurcated conversion option derivatives after a final mark-up to $350,373, were removed at their carrying amounts and the shares issued were measured at their fair value of $305,172. The difference of $100,788 was recorded as gain on settlement of debt:

For the year ended June 30, 2018
Carrying amount of debt that was settled	152,587
Carrying amount of unamortized discount on debt that was settled	(97,000)
Carrying amount of embedded derivative extinguished on settlement of debt	350,373
Subtotal	405,959
Fair value of shares issued for settlement of debt	(305,172)
Gain on settlement of debt	100,788

As the convertible notes were issued to ILC Holdings, which is controlled by the CEO and controlling shareholder of the Company, the gain on settlement was recorded as related party capital contribution on the accompanying statement of stockholders’ deficiency for the year ended June 30, 2018.

NOTE 6. NON-REDEEMABLE CONVERTIBLE NOTE-RELATED PARTY

Non-redeemable convertible note-related party is secured by all the assets of the Company, accrued interest at 20% per annum through June 30, 2016, and is non-interest bearing thereafter, and is due August 1, 2019. The Company may prepay the note in readily available funds at any time prior to the maturity date. The Company has the right to convert the note into shares of the Company’s common stock at any time prior to the maturity date at a fixed price of $0.05 per share of common stock. At June 30, 2018, principal and accrued interest totaled $43,180, and are convertible into 863,600 shares of common stock. As it is the Company’s choice to convert the note into shares of the Company’s common stock or to pay the note in cash, the note is presented below current liabilities on the accompanying balance sheets. Subsequent to June 30, 2018, the Non-redeemable convertible note and accrued interest were settled (See Note 10).

NOTE 7. DERIVATIVE LIABILITY

Under authoritative guidance issued by the FASB debt instruments, which do not have fixed settlement provisions, are deemed to be derivative instruments. The conversion feature of the convertible notes to ILC Holdings (see Note 5) results in there being no explicit limit on the number of shares that may be required to be issued and accordingly the company cannot assert it will have sufficient shares to settle the arrangement. Hence the conversion features were bifurcated and accounted for as derivative liabilities

The Company determined that upon issuance of the convertible notes, the initial fair value of the embedded conversion features was $347,436, of which $150,000 was recorded as debt discount and the remainder of $197,436 was recorded as private placement costs. On November 18, 2017, ILC Holdings elected to convert the two notes aggregating $150,000 plus interest of $2,586 into 554,859 shares of the Company’s common stock. Upon conversion, the derivative was re-measured and the resulting fair value of $350,373 was recorded as part of the gain on settlement of debt (See Note 5).

The derivative liability was valued at the following dates using a probability weighted Black-Scholes-Merton model with the following assumptions:

	November 18, 2017 (settlement)	October 4, 2017 (issuance)	August 16, 2017 (issuance)
Risk free interest rate	1.08%	1.08%	1.08%
Expected volatility	520%	223%	282%
Dividend yield	0%	0%	0%
Expected life	0.12 years	0.24 years	0.38 years

The risk-free interest rate was based on rates established by the Federal Reserve Bank. The Company used its own historical stock volatility as the estimated volatility. The expected life of the conversion feature of the notes was based on the remaining contractual terms of the financial instruments. The expected dividend yield was based on the fact that the Company has not customarily paid dividends to its common stockholders in the past and does not expect to pay dividends to its common stockholders in the future.

NOTE 8. STOCKHOLDERS' DEFICIENCY

Increase in Authorized Shares

Effective June 29, 2018, the Company increased authorized shares from 300,000,000 shares to 800,000,000 shares. The capital stock of the Company is divided into two classes: (1) Common Stock in the amount of 750,000,000 shares, having par value of $0.001 each, and (2) Preferred Stock in the amount of 50,000,000 shares, having par value of $0.01 each.

Series B Preferred stock

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

During the year ended June 30, 2017, Star Century Entertainment Corporation agreed to sell 25,000 shares of the Company’s Series B preferred shares to ILC Holding, an unrelated third party (see Note 1). On December 1, 2017, ILC Holdings sold the 25,000 shares of the Company’s Series B Preferred Stock to Cihan Huang, the Chief Executive Officer of the Company, and controlling member of ILC Holdings.

Common stock

On November 18, 2017, the Company issued 181,818 shares of common stock to ILC Holdings for cash proceeds of $50,000 ($0.275 per share). Cihan Huang, the CEO of the Company, is the managing member of ILC Holdings. The closing price of the Company shares of common stock on November 18, 2017 was $0.55 per share. Pursuant to generally accepted accounting principles related to share-based payment arrangements with employees, the Company recorded compensation costs of $50,000 to account for the difference between the purchase price $0.275 per share and the closing price of $0.55 per share on the issuance of the 181,818 shares.

On November 18, 2017, the Company issued 554,859 shares of common stock to ILC Holdings to settle convertible notes and accrued interest (See Note 5).

During the year ended June 30, 2017, the Company issued 200,000 shares of common stock for cash proceeds of $100,000.

Additional paid-in capital

At December 31, 2016, accrued compensation due to the three former executives totaled $1,380,117. Effective December 31, 2016, the three former executives agreed to forgive the $1,380,117, and to also terminate their employment agreements. Accordingly, at June 30, 2017, the total due to the three former executives for accrued compensation was zero. The Company determined that based on the related party nature of the settlement, the gain on settlement of accrued compensation of $1,380,117 was treated as a capital contribution and recorded as a credit to additional paid-in capital.

NOTE 9. INCOME TAXES

On December 22, 2017, the Tax Cuts and Jobs Act (the TCJA), which significantly modified U.S. corporate income tax law, was signed into law by President Trump. The TCJA contains significant changes to corporate income taxation, including but not limited to the reduction of the corporate income tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and generally eliminating net operating loss carrybacks, allowing net operating losses to carryforward without expiration, one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits (including changes to the orphan drug tax credit and changes to the deductibility of research and experimental expenditures that will be effective in the future). Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain, including to what extent various states will conform to the newly enacted federal tax law.

The Company had no income tax expense due to operating loss incurred for the years ended June 30, 2018 and 2017.

The tax effects of temporary differences and tax loss and credit carry forwards that give rise to significant portions of deferred tax assets and liabilities at June 30, 2018 and 2017 are comprised of the following:

	Year Ended June 30, 2018	Year Ended June 30, 2017
Deferred tax assets:
Share-based compensation	73,775	86,979
Net-operating loss carryforward	$539,114	$773,688
Total deferred tax assets	612,889	860,667
Valuation allowance	(612,889)	(860,667)
Deferred tax assets, net of allowance	$—	$—

	Year Ended June 30, 2018	Year Ended June 30, 2017
Federal
Current	$—	$—
Deferred	61,249	272,299
State
Current	—	—
Deferred	—	—
Change in valuation allowance	(61,249)	(272,299)
Income tax provision	$—	$—

During the ended June 30, 2018, the deferred tax asset was decreased by approximately $296,000 for the reduction in the enacted U.S Federal corporate tax rate to 21% in 2018.

At June 30, 2018, the Company had net operating loss carry forwards for federal tax purposes of approximately $2.5 million which expires in years 2030 through 2038. It appears that the Company had generated net operating losses, since 2010, which the Company’s preliminary analysis indicates would be subject to significant limitations pursuant to Internal Revenue Code Section 382. Management of the Company has recorded a full valuation reserve; since it is more likely than not that no benefit will be realized for the deferred tax assets.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and taxing strategies in making this assessment. The Company has provided a valuation allowance for the full amount of the deferred tax assets at June 30, 2018.

The expected tax expense (benefit) based on the U.S. federal statutory rate is reconciled with actual tax expense (benefit) as follows:

	Year Ended June 30, 2018	Year Ended June 30, 2017
Statutory Federal Income Tax Rate	28%	35%
Nontaxable permanent differences	31%	27%
Change in valuation allowance	(59%)	(62%)
Income tax provision	$—	$—

The Company has not identified any uncertain tax positions requiring a reserve as of June 30, 2018

NOTE 10. SUBSEQUENT EVENTS

In July 2018 and August 2018, the Company issued 247,000,000 shares of common stock for cash proceeds of $247,000 ($0.001 per share). 66,802,163 shares of common stock were issued to the Company’s CEO, 33,992,000 were issued to the Company’s COO, 72,500,000 shares of common stock were issued to 7 individuals other than the Company’s CEO that are members of ILC Holdings, LLC, and 73,705,837 shares of common stock were issued to 90 other individuals. The Company is currently analyzing the accounting for these transactions.

On August 15, 2018, the Company issued 75,000 shares of common stock for services.

At June 30, 2018 the Company owed $137,790 to various unrelated parties, made up of accounts payable of $83,400, and advances payable to unrelated parties of $54,390. Subsequent to June 30, 2018, the Company settled the total liabilities of $137,790 for cash payments of $106,000. The resulting gain of $31,790 will be recorded as a gain on settlement of debt.

At June 30, 2018 the Company owed $392,883 to a related party stockholder/consultant, made up of accrued consulting fees of $249,322, convertible notes and accrued interest payable of $75,381, non-redeemable note and accrued interest payable of $43,180, and advances due of $25,000. Subsequent to June 30, 2018, the Company settled the total liabilities of $392,883 for a cash payment of $126,322. The resulting gain on settlement of debt-related party of $266,561 will be recorded as a capital contribution.

