Form 10-Q
period 2018-09-30
INTERNATIONAL LEADERS CAPITAL Corp
filed 2018-11-19
CIK 1470550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 205495

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-53780

INTERNATIONAL LEADERS CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	27-0491634
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9811 W Charleston Blvd., Suite 2-518 Las Vegas, Nevada	89117
(Address of Principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code.	(857) 210-5004

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

As of November 14, 2018, the registrant had 249,386,285 outstanding shares of Common Stock.

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

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL LEADERS CAPITAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2018	2018
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$78,554	$8,117
Advances to employees	7,818	—
Prepaid expenses	7,199	11,000
Lease deposit	44,158	45,802
Total current assets	137,729	64,919

Office equipment	7,104	12,254
Total assets	$144,833	$77,173

Liabilities and Stockholders’ Deficiency
Current Liabilities:
Accounts payable and accrued liabilities (including accounts payable due to related party of $0 and $66,650 at September 30, 2018 and June 30, 2018, respectively)	$87,586	$123,106
Accrued compensation-related party	64,000	301,322
Deferred revenue	125,725	—
Advances payable – related parties	156,040	205,456
Convertible notes – related party, net of discount of $37,066 and $35,452 at September 30, 2018 and June 30, 2018, respectively	11,495	80,656
Total current liabilities	444,846	710,540

Non-redeemable convertible note – related party	—	43,180

Commitments and contingencies

Stockholders' Deficiency:
Preferred stock; par value $0.01; 48,900,000 shares authorized; no shares issued and outstanding	—	—
Series A Convertible Preferred Stock; par value $0.01; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Series B Preferred Stock; par value $0.01; 100,000 shares authorized; 25,000 shares issued and outstanding	250	250
Common stock; par value $0.001; 750,000,000 shares authorized; 249,386,285 and 2,311,285 shares issued and outstanding at September 30, 2018 and June 30, 2018, respectively	249,386	2,311
Additional paid-in capital	121,910,970	121,375,474
Additional other comprehensive income	3,083	—
Notes receivable	(5,000,000)	(5,000,000)
Accumulated deficiency	(117,463,702)	(117,054,582)
Total stockholders' deficiency	(300,013)	(676,547)
Total liabilities and stockholders’ deficiency	$144,833	$77,173
See accompanying notes
5

INTERNATIONAL LEADERS CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months September 30, 2018	Three months September 30, 2017

Revenue	$—	$—
Cost of revenue	—	—
Gross profit	—	—

Operating costs:
Compensation	254,370	29,501
General and administrative	160,680	31,031
Total operating expenses	415,050	60,532

Loss from operations	(415,050)	(60,532)

Other income (expense):
Interest expense	(6,220)	(38,937)
Private placement costs	—	(130,381)
Change in fair value of derivative liabilities	—	35,289
Gain on debt settlement	12,150	—
Total other income (expense)	5,930	(134,029)

Net loss	$(409,120)	$(194,561)

Net loss per share – basic and diluted	$(0.00)	$(0.12)

Weighted average number of common shares outstanding – basic and diluted	144,870,524	1,574,179

See accompanying notes

INTERNATIONAL LEADERS CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

(Unaudited)

	Common Shares	Common Stock	Series B Preferred Shares	Series B Preferred Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Note Receivable	Total Stockholders’ Deficiency
Balance June 30, 2018	2,311,285	$2,311	25,000	$250	$121,375,474	$—	$(117,054,582)	$(5,000,000)	$(676,547)
Shares issued for cash	247,000,000	247,000	—	—		—	—	—	247,000
Fair value of shares in excess of purchase price paid by management	—	—	—	—	201,120	—	—	—	201,120
Shares issued for compensation	75,000	75	—	—	41,175	—	—	—	41,250
Gain on settlement of debt and accrued interest - related parties treated as a capital contribution	—	—	—	—	286,201	—	—	—	286,201
Beneficial conversion feature on issuance of convertible notes - related party	—	—	—	—	7,000	—	—	—	7,000
Accumulated other comprehensive income	—	—	—	—	—	3,083	—	—	3,083
Net loss	—	—	—		—	—	(409,120)	—	(409,120)
Balance September 30, 2018	249,386,285	$249,386	25,000	$250	$121,910,970	$3,083	$(117,463,702)	$(5,000,000)	$(300,013)

See accompanying notes

INTERNATIONAL LEADERS CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three months ended September 30, 2018	Three months ended September 30, 2017
Cash Flows from Operating Activities:
Net loss	$(409,120)	$(194,561)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	5,386	34,107
Depreciation	348	—
Fair value of shares issued for compensation	242,370	—
Private placement costs	—	130,381
Gain on debt settlement	(12,150)	—
Change in fair value of derivative liability	—	(35,289)
Accrued interest	834	4,830
Changes in operating assets and liabilities:
Prepaid expenses	3,801	2,500
Accounts receivable and other	(7,818)	—
Accounts payable and accrued expenses	(23,120)	12,163
Accrued compensation-related parties	12,000	(12,999)
Deferred revenue	125,725	—
Net cash used in operating activities	(61,744)	(58,868)

Cash Flows from Investing Activities:
Share of affiliates in office equipment costs	4,802	—
Cash provided by investing activities	4,802	—

Cash Flows from Financing Activities:
Proceeds from convertible notes-related parties	7,000	100,000
Payment made on convertible notes-related parties	(58,142)	(100,000)
Payment on non-redeemable convertible note	(43,180)	—
Advances from related parties	29,974	—
Repayment of advances-related parties	(25,000)	(11,000)
Repayment of advances	(35,000)	—
Proceeds from the issuance of common stock-related party	247,000	—
Net cash provided (used in) by financing activities	122,652	(11,000)

Change in foreign exchange	4,727	—

Net change in cash and cash equivalents	70,437	(69,868)
Cash and cash equivalents, beginning of year	8,117	92,004
Cash and cash equivalents, end of year	$78,554	$22,136

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for:
Interest paid	$—	$—
Income tax paid	$—	$—
NON-CASH FINANCING ACTIVITIES
Beneficial conversion feature recorded as discount upon issuance of convertible notes-related party	$7,000	$5,000
Gain on settlement of debt–related parties	$286,201	$—

See accompanying notes

INTERNATIONAL LEADERS CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements

Three months ended September 30, 2018 and 2017

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

On December 1, 2017, the Company purchased International Leadership Center Holdings Limited (“ILC”) for $2,500. ILC has two subsidiaries, Hong Kong ILC Business Services and Shenzhen Qian Chuang Hui Technology Incubator Limited (“Shenzhen QCH Incubator”). Prior to December 1, 2017, ILC or its subsidiaries did not have any operations and the purchase price of $2,500 was expensed. In April 2018, ILC through its subsidiary Shenzhen QCH Incubator, leased an office space in Shenzhen, Peoples Republic of China (“PRC”) and purchased some office equipment to be used in future planned operations. As of September 30, 2018, the Company, and ILC and its subsidiaries, have not commenced their planned principal operations and are in the process of setting up a consultancy business.

The Company operates as a financial services firm which provide consulting services for businesses and training programs for general investors. The Company earns revenue from business training and consulting, and jointly investing in projects and ventures for companies which it consults with. In September 2018, the Company received deposits of $125,725 for listing services which the Company expects will be generally earned over the next year as services are provided. The Company’s administrative headquarters are in Las Vegas, Nevada with planned operations in the PRC.

Basis of presentation

The unaudited condensed consolidated financial statements of the Company for the three months ended September 30, 2018 and 2017 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of June 30, 2018 was derived from the audited financial statements included in the Company's financial statements as of and for the fiscal year ended June 30, 2018 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on September 28, 2018. These financial statements should be read in conjunction with that report.

Going concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the three months ended September 30, 2018, the Company incurred a net loss of $409,120 and used cash in operating activities of $61,744, and at September 30, 2018, had a stockholders’ deficiency of $300,013. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the consolidated financial statements are issued. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and to ultimately achieve profitable operations. Currently, the Company does not have significant cash or other material assets, nor does it have operations or a source of revenue sufficient to cover its operating costs and allow it to continue as a going concern through November 2019. The Company’s officers or principal shareholders have committed to making advances or loans to pay for these legal, accounting, and administrative costs.

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the three months ended September 30,
	2018	2017
Period-end RMB : US$1 exchange rate	$6.8690	$—
Period-average RMB : US$1 exchange rate	$6.8127	$—
Period-end HK$ : US$1 exchange rate	$7.8282	$—

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

At September 30, 2018 and 2017, we excluded the outstanding common stock equivalents summarized below as their effect would have been anti-dilutive:

	September 30, 2018	September 30, 2017
Common stock issuable upon conversion of convertible and non-redeemable convertible notes payable	4,178,913	5,378,010
Common stock issuable upon conversion of accrued compensation	116,364	240,821
Total	4,295,277	5,618,831

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

 Segments

The Company operates in one segment for its planned consultancy business. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker has been identified as the Chief Executive Officer and President, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in: economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes. Since the Company operates in one segment, all financial information required by “Segment Reporting” can be found in the accompanying consolidated financial statements.

Concentrations

At September 30, 2018, the Company’s assets include $132,803 of assets that are located in the PRC.

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

Revenue recognition

The Company’s revenue consists of revenue from providing business consulting and corporate advisory services (“service revenue”).

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09, as amended, is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principles based approach for determining revenue recognition. Under ASU 2014-09, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Under ASU 2014-09, revenue will be recognized when performance obligations under the terms of a contract are satisfied, which generally occurs upon shipment or delivery to customers based on written sales terms, which is also when control is transferred. Revenue will be measured as the amount of consideration the Company expects to receive in exchange for transferring products or services to a customer. The Company adopted the guidance of ASU 2014-09 on July 1, 2018. The adoption of the new guidance did not impact the Company’s consolidated financial statements.

For certain of our service contracts providing assistance to clients in capital market listings (“Listing services”), our services provided are considered to be one performance obligation. Revenue and expenses are deferred until the performance obligation is complete and collectability of the consideration is probable. For service contracts where the performance obligation is not completed, deferred costs of revenue are recorded as incurred and deferred revenue is recorded for any payments received on such yet to be completed performance obligations. On an ongoing basis, management monitors these contracts for profitability and when needed may record a liability if a determination is made that costs will exceed revenue. As of September 30, 2018, the Company has reflected deferred revenue of $125,725 related to cash received prior to the completion of the performance obligation.

Recent Accounting Pronouncements

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

NOTE 2. ACCRUED COMPENSATION-RELATED PARTIES

	September 30, 2018	June 30, 2018
Accrued compensation, CEO (a)	$64,000	$52,000
Accrued compensation, shareholder/consultant (b)	—	249,322
	$64,000	$301,322

(a)

Effective June 1, 2017, the Company entered in an employment agreement with its Chief Executive Officer for annual compensation of $24,000. The executive has the option to accept shares of the Company’s common stock in lieu of cash based on a 50% discount to the average stock price, as defined. The option to accept shares of common stock in lieu of cash is accounted for at the fair value of the potentially issuable common shares and is subject to adjustment at each reporting date based on the change in market value of the shares. At June 30, 2018, accrued compensation due to the executive was $52,000. For the three months ended September 30, 2018, compensation expense of $12,000 was recorded, including $6,000 accrual of annual compensation and $6,000 accrual for the fair value that could be paid in shares of common stock related to this employment agreement. At September 30, 2018 the accrued compensation due to the executive was $64,000, which if the executive elected to be paid in shares of common stock, would result in the issuance of 116,364 of the Company’s common stock.

(b)

In April 2017, a consulting agreement was signed between a shareholder/consultant and the Company. Pursuant to this agreement, the Company agreed to pay $7,500 per month in cash for consulting services through December 31, 2017, and month to month thereafter. At June 30, 2018 the accrued compensation due under this agreement was $22,500.

At June 30, 2018, the Company also owed the shareholder/consultant $226,822, related to a consulting contract that had terminated in April 2017. Pursuant to the terms of that agreement, the shareholder/consultant has the option to accept shares of the Company’s common stock in lieu of cash based on a 50% discount to the average stock price, as defined.

On August 10, 2018, the shareholder/consultant agreed to fully settle the amounts owed to him under the both consulting agreements aggregating $249,322 (See Note 6).

NOTE 3. ADVANCES PAYABLE

The Company from time to time borrows from its principal shareholders, or others, to pay expenses such as filing fees, accounting fees and legal fees. These advances are non-interest bearing, unsecured, and generally due upon demand. At September 30, 2018 and June 30, 2018, the Company was obligated for the following advances:

	September 30, 2018	June 30, 2018
Advances due to CEO	$149,829	$119,865
Advances due to director	6,211	6,201
Advances due to shareholder/consultant	—	25,000
Advances due to former officers, directors and shareholders	—	54,390
	$156,040	$205,456

On August 10, 2018, the advances due to shareholder of $25,000 and advances due to former officers, directors and shareholders of $54,390 were fully settled (See Note 6).

NOTE 4. CONVERTIBLE NOTES-RELATED PARTY

A summary of convertible notes payable-related party as of September 30, 2018 and June 30, 2018 is as follows:

	September 30, 2018	June 30, 2018
Convertible notes payable-related party (a)	$—	$75,381
Convertible notes payable-ILC Holdings (b)	48,561	40,727
Unamortized note discounts	(37,066)	(35,452)
	$11,495	$80,656

(a)

Convertible notes payable-related party are unsecured, accrue interest at 10% per annum, and are due from January 2019 through November 2019. These notes are convertible into shares of the Company’s common stock at a conversion price ranging from of $0.01 per share to $0.10 per share. At June 30, 2018, principal and accrued interest totaled $75,381.

On August 10, 2018, the convertible notes payable-related party of $75,381 were settled (See Note 6).

(b)

In April 2018, the Company issued two convertible notes to ILC Holdings, an entity controlled by the Company’s CEO, for $30,000 and $10,000, respectively. The convertible notes were unsecured, accrued interest at 8% per annum, and are due on April 1, 2020 and April 26, 2020, respectively. At June 30, 2018, $727 of accrued interest was added to principal, and the total outstanding balance of these notes amounted to $40,727, and was convertible into 4,072,767 shares of common stock.

In September 2018, the Company issued a convertible note to ILC Holdings, an entity controlled by the Company’s CEO, for $7,000. The convertible note is unsecured, accrues interest at 8% per annum, and due on September 11, 2019. The Company determined that the notes contained a beneficial conversion feature of $7,000 since the market price of the Company’s common stock were higher than the conversion price of the notes when they were issued. The beneficial conversion feature of $7,000 was recorded as debt discount to be amortized over the term of the notes or in full upon the conversion of the corresponding notes.

At September 30, 2018 principal of $47,000 and accrued interest of $1,561 are due under the notes and the total outstanding balance of this note amounted to $48,561 and is convertible into 4,178,913 shares of common stock.

At June 30, 2018 the unamortized note discount was $35,452. During the three months ended September 30, 2018, the discount was increased by the $7,000 discussed above, and $5,386 of discount was amortized, At September 30, 2018 the unamortized note discount was $37,066.

NOTE 5. NON-REDEEMABLE CONVERTIBLE NOTE-RELATED PARTY

Non-redeemable convertible note-related party is secured by all the assets of the Company, accrued interest at 20% per annum through June 30, 2016, and was non-interest bearing thereafter, and was due August 1, 2019. The Company may prepay the note in readily available funds at any time prior to the maturity date. The Company has the right to convert the note into shares of the Company’s common stock at any time prior to the maturity date at a fixed price of $0.05 per share of common stock. At June 30, 2018, principal and accrued interest totaled $43,180.

On August 10, 2018, the non-redeemable convertible note and accrued interest of $43,180 were fully settled (See Note 6).

NOTE 6. SETTLEMENT OF LIABILITIES

At June 30, 2018 the Company owed $16,750 to various unrelated parties, made up of accounts payable of $16,750. On August 10, 2018, the Company fully settled the total liabilities of $16,750 for cash payments of $4,600. The resulting gain of $12,150 was recorded as a gain on settlement of debt in the condensed consolidated statements of operations.

At June 30, 2018 the Company owed $513,923 to a related party stockholder/consultant and various former officers, directors and shareholders of the Company, made up of accounts payable of $66,650, accrued consulting fees of $249,322, convertible notes and accrued interest payable of $75,381, non-redeemable note and accrued interest payable of $43,180, and advances due of $79,390. On August 10, 2018, the Company fully settled the total liabilities of $513,923 for a cash payment of $227,722. The resulting gain on settlement of debt-related party of $286,201 was recorded as a capital contribution in the condensed consolidated statement of stockholders’ deficiency.

NOTE 7. STOCKHOLDERS’ DEFICIENCY

Common stock

In July 2018 and August 2018, the Company issued 247,000,000 shares of common stock for cash proceeds of $247,000 ($0.001 per share). As part of the issuance, 66,802,163 shares of common stock were issued to the Company’s CEO, 33,992,000 were issued to the Company’s COO, 72,500,000 shares of common stock were issued to 7 individuals other than the Company’s CEO that are members of ILC Holdings, LLC, and 73,705,837 shares of common stock were issued to 90 other individuals.

Pursuant to generally accepted accounting principles related to share-based payment arrangements with employees, the Company recorded compensation costs of $201,120 to account for the difference between the purchase price $0.001 per share and the fair value of $0.003 per share on the issuance of 100,794,163 shares of common stock to the Company’s CEO and COO.

On August 15, 2018, the Company issued 75,000 shares of common stock with a fair value of $41,250 ($0.55 per share) for services.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

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

On December 1, 2017, the Company purchased International Leadership Center Holdings Limited (“ILC”) for $2,500. ILC has two subsidiaries, Hong Kong ILC Business Services and Shenzhen Qian Chuang Hui Technology Incubator Limited (“Shenzhen QCH Incubator”). Prior to December 1, 2017, ILC or its subsidiaries did not have any operations and the purchase price of $2,500 was expensed. In April 2018, ILC through its subsidiary Shenzhen QCH Incubator, leased an office space in Shenzhen, Peoples Republic of China (“PRC”) and purchased some office equipment to be used in future planned operations.

As of September 1, 2018, the Company and its subsidiaries, planned principal operations to operate a consultancy business commenced.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2017

REVENUE

For the three months ended September 30, 2018 and 2017, we had no revenue.

OPERATING COSTS

Compensation includes salaries, stock-based compensation expenses and benefits paid and payable to the CEO and COO of the Company and a consultant/shareholder of the Company. Compensation expense was $254,370 for the three months ended September 30, 2018, compared to $29,501 for the three months ended September 30, 2017.

For the three months ended September 30, 2018, compensation expense included $6,000 for accrual of annual compensation due, $6,000 for the fair value that could be paid in shares of common stock and $242,370 of stock-based compensation. For the three months ended September 30, 2017, the Company recorded $29,501 of compensation related to these agreements. The increase in compensation expense is primarily due to stock based compensation paid to the CEO and COO of the Company.

General and administrative expenses were $168,680 for the three months ended September 30, 2018, compared to $31,031 for the three months ended September 30, 2017. Administration expense includes accounting, audit, legal and transfer agent costs related to SEC compliance and investor relation expenses. The increase in general and administrative expenses is primarily due to increase in rent and administrative expenses related to the Company’s leasing of an office space in Shenzhen, PRC.

OTHER INCOME (EXPENSE)

Other income (expense) includes $12,150 gain on debt settlement.

Other income (expense) includes interest expense of $6,220 and $38,537 for the three months ended September 30, 2018 and 2017, respectively. The decrease in interest expense is due to decrease of amortization of debt discount on the convertible note-ILC Holdings LLC and the settlement of various debts on August 10, 2018.

NET LOSS

Our net loss for the three months ended September 30, 2018 was $409,120 compared to net loss of $194,561 for the three months ended September 30, 2017. Our losses increased because of increase in compensation expense and general and administrative expenses.

LIQUIDITY

As of September 30, 2018, we had cash of $78,554 and total liabilities of $444,846. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations for the next 12 months.

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the three months ended September 30, 2018, the Company incurred a net loss of $409,120 and used cash in operating activities of $61,744, and at September 30, 2018, had a stockholders’ deficiency of $300,013. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the consolidated financial statements are issued. The Company’s independent registered public accounting firm, in their report on the Company’s consolidated financial statements for the year ending June 30, 2018, expressed substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the consolidated financial statements are issued. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

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

Revenue recognition

The Company’s revenue consists of revenue from providing business consulting and corporate advisory services (“service revenue”).

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09, as amended, is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principles based approach for determining revenue recognition. Under ASU 2014-09, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Under ASU 2014-09, revenue will be recognized when performance obligations under the terms of a contract are satisfied, which generally occurs upon shipment or delivery to customers based on written sales terms, which is also when control is transferred. Revenue will be measured as the amount of consideration the Company expects to receive in exchange for transferring products or services to a customer. The Company adopted the guidance of ASU 2014-09 on July 1, 2018. The adoption of the new guidance did not impact the Company’s consolidated financial statements.

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

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending June 30, 2019, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

NONE.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

Except as so indicated in Exhibits 32.1 and 32.2, the following exhibits are filed as part of, or incorporated by reference, to this Quarterly Report on Form 10-Q.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Articles of Incorporation		10/A#2		3.1	11/5/2009
3.2	Bylaws		10/A #2		3.2	11/5/2009
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101	Interactive Data Files for the International Leaders Capital Corporation Form 10Q for the period ended September 30, 2018	X
20

 SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL LEADERS CAPITAL CORPORATION

Date: November 19, 2018	By:	/s/ Cihan Huang
Cihan Huang, Chief Executive Officer, President and Director (Principal Executive Officer)

	By:	/s/ Zhou Bing
Zhou Bing, Chief Operating Officer, Secretary and Treasurer (Principal Accounting and Financial Officer)

