Form 10-Q
period 2018-12-31
INTERNATIONAL LEADERS CAPITAL Corp
filed 2019-02-19
CIK 1470550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 205495

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

or

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

As of February 15, 2019, the registrant had 249,386,285 outstanding shares of Common Stock.

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

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL LEADERS CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2018	June 30, 2018
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$97,132	$8,117
Advances to employees	29,281	—
Prepaid expenses	36,386	11,000
Total current assets	162,799	19,117

Lease deposit	44,097	45,802
Office equipment	3,643	12,254
Total assets	$210,539	$77,173

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable and accrued liabilities (including accounts payable due to related party of $0 and $66,650 at December 31, 2018 and June 30, 2018, respectively)	$222,163	$123,106
Accrued compensation-related party	76,000	301,322
Deferred revenue	415,896	—
Advances payable – related parties	280,859	205,456
Convertible notes – related party, net of discount of $30,261 and $35,452 at December 31, 2018 and June 30, 2018, respectively	19,248	80,656
Total current liabilities	1,014,166	710,540

Non-redeemable convertible note – related party	—	43,180

Commitments and Contingencies	—	—

Stockholders' Deficiency:
Preferred stock; par value $0.01; 48,900,000 shares authorized; no shares issued and outstanding	—	—
Series A Convertible Preferred Stock; par value $0.01; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Series B Preferred Stock; par value $0.01; 100,000 shares authorized; 25,000 shares issued and outstanding	250	250
Common stock; par value $0.001; 750,000,000 shares authorized; 249,386,285 and 2,311,285 shares issued and outstanding at December 31, 2018 and June 30, 2018, respectively	249,386	2,311
Additional paid-in capital	121,910,970	121,375,474
Additional other comprehensive income	3,355	—
Notes receivable	(5,000,000)	(5,000,000)
Accumulated deficiency	(117,967,588)	(117,054,582)
Total stockholders' deficiency	(803,627)	(676,547)
Total liabilities and stockholders’ deficiency	$210,539	$77,173

See accompanying notes

INTERNATIONAL LEADERS CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2018	2017	2018	2017

Revenue	$46,884	$—	$46,884	$—

Operating costs:
Compensation (reduction in compensation)	12,000	(90,791)	266,370	(61,290)
General and administrative	531,017	23,831	691,697	54,862
Total operating expenses	543,017	(66,960)	958,067	(6,428)

Loss from operations	(496,133)	66,960	(911,183)	6,428

Other income (expense):
Interest expense	(7,753)	(120,921)	(13,973)	(159,858)
Private placement costs	—	(67,055)	—	(197,436)
Change in fair value of derivative liabilities	—	59,057	—	94,346
Gain on extinguishment of derivative liability		253,090	12,150	253,090
Gain on debt settlement		(33)		(33)
Total other income (expense)	(7,753)	124,138	(1,823)	(9,891)

Net income (loss)	$(503,886)	$191,098	$(913,006)	$(3,463)

Net income (loss) per share - basic	$(0.00)	$0.10	$(0.00)	$(0.00)
Net loss per share - diluted	$—	$(0.01)	$—	$(0.00)

Weighted average number of common shares outstanding - basic	249,386,285	1,918,494	197,128,405	1,746,337
Weighted average number of common shares outstanding - diluted	—	7,189,174	—	1,746,337

See accompanying notes

INTERNATIONAL LEADERS CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
(Unaudited)

Three Months Ended December 31, 2018
	Common Shares	Common Stock	Series B Preferred Shares	Series B Preferred Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Note Receivable	Accumulated Deficit	Total Stockholders' Deficiency
Balance, September 30, 2018	249,386,285	$249,386	25,000	$250	$121,910,970	$3,083	$(5,000,000)	$(117,463,702)	$(300,013)

Accumulated other comprehensive income	—	—	—	—	—	272	—	—	272
Net loss	—	—	—	—	—	—	—	(503,886)	(503,886)
Balance, December 31, 2018	249,386,285	$249,386	25,000	$250	$121,910,970	$3,355	$(5,000,000)	$(117,967,588)	$(803,627)

Six Months Ended December 31, 2018
	Common Shares	Common Stock	Series B Preferred Shares	Series B Preferred Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Note Receivable	Accumulated Deficit	Total Stockholders' Deficiency
Balance, June 30, 2018	2,311,285	$2,311	25,000	$250	$121,375,474	$—	$(5,000,000)	$(117,054,582)	$(676,547)

Shares issued for cash	247,000,000	247,000	—	—	—	—	—	—	247,000
Fair value of shares in excess of purchase price paid by management	—	—	—	—	201,120	—	—	—	201,120
Shares issued for compensation	75,000	75	—	—	41,175	—	—	—	41,250
Gain on settlement of debt and accrued interest - related parties treated as a capital contribution	—	—	—	—	286,201	—	—	—	286,201
Beneficial conversion feature on issuance of convertible notes - related party	—	—	—	—	7,000	—	—	—	7,000
Accumulated other comprehensive income	—	—	—	—	—	3,355	—	—	3,355
Net loss	—	—	—	—	—	—	—	(913,006)	(913,006)
Balance, December 31, 2018	249,386,285	$249,386	25,000	$250	$121,910,970	$3,355	$(5,000,000)	$(117,967,588)	$(803,627)

See accompanying notes

INTERNATIONAL LEADERS CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY (continued)
(Unaudited)

Three Months Ended December 31, 2017
	Common Shares	Common Stock	Series B Preferred Shares	Series B Preferred Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Note Receivable	Accumulated Deficit	Total Stockholders' Deficiency
Balance, September 30, 2017	1,574,179	$1,574	25,000	$250	$120,830,251	$—	$(5,000,000)	$(116,647,779)	$(815,704)

Common stock issued upon conversion of convertible notes payable and accrued interest	554,859	555	—	—	152,031	—	—	—	152,586
Shares issued for cash	181,818	182	—	—	49,818	—	—	—	50,000
Rounding of shares on reverse stock-split	429	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	191,098	191,098
Balance, December 31, 2017	2,311,285	$2,311	25,000	$250	$121,032,100	$—	$(5,000,000)	$(116,456,681)	$(422,020)

Six Months Ended December 31, 2017
	Common Shares	Common Stock	Series B Preferred Shares	Series B Preferred Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Note Receivable	Accumulated Deficit	Total Stockholders' Deficiency
Balance, June 30, 2017	1,574,179	$1,574	25,000	$250	$120,830,251	$—	$(5,000,000)	$(116,453,218)	$(621,143)

Common stock issued upon conversion of convertible notes payable and accrued interest	554,859	555	—	—	152,031	—	—	—	152,586
Shares issued for cash	181,818	182	—	—	49,818	—	—	—	50,000
Rounding of shares on reverse stock-split	429	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(3,463)	(3,463)
Balance, December 31, 2017	2,311,285	$2,311	25,000	$250	$121,032,100	$—	$(5,000,000)	$(116,456,681)	$(422,020)

See accompanying notes

INTERNATIONAL LEADERS CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended December 31,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(913,006)	$(3,463)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of debt discount	12,191	151,781
Depreciation	3,806	—
Fair value of shares issued for compensation	242,370	—
Private placement costs	—	197,436
Gain on debt settlement	(12,150)	—
Change in fair value of derivative liability	—	(94,346)
Gain on extinguishment of derivative liability	—	(253,090)
Accrued interest	1,782	8,077
Foreign exchange		33
Change in operating assets and liabilities:
Prepaid expenses	18,734	5,000
Accounts receivable and other	(73,525)	—
Accounts payable and accrued expenses	111,837	2,569
Accrued compensation - related parties	24,000	(126,290)
Deferred revenue	416,727	—
Net cash used in operating activities	(167,234)	(112,293)

Cash Flows from Investing Activities:
Transfer of office equipment to affiliate	4,365	—
Cash provided by investing activities	4,365	—

Cash Flows from Financing Activities:
Proceeds from convertible notes-related parties	7,000	150,000
Payment made on convertible notes-related parties	(58,142)	(150,000)
Payment on non-redeemable convertible note	(43,180)	—
Advances from related parties	159,564	10,772
Repayment of advances-related parties	(25,000)	(11,000)
Repayment of advances	(35,000)	—
Proceeds from the issuance of common stock-related party	247,000	50,000
Net cash provided (used in) by financing activities	252,242	49,772

Change in foreign exchange	(358)	36

Net change in cash and cash equivalents	89,015	(62,485)
Cash and cash equivalents, beginning of period	8,117	92,004
Cash and cash equivalents, end of period	$97,132	$29,519

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for:
Interest paid	$—	$—
Income taxes paid	$—	$—

NON-CASH FINANCING ACTIVITIES
Beneficial conversion feature recorded as discount upon issuance of convertible notes-related party	$7,000	$—
Gain on settlement of debt–related parties	$286,201	$—
Shares issued for settlement of convertible notes	$—	$150,000
See accompanying notes

INTERNATIONAL LEADERS CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements

Six months ended December 31, 2018 and 2017

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

As of December 31, 2018, the Company operates as a financial services firm providing investment and related consulting services to businesses and general investors. The Company also plans to jointly invest in projects and ventures for companies which it consults with. The Company’s administrative headquarters are in Las Vegas, Nevada with operations in the PRC.

Basis of presentation

The unaudited condensed consolidated financial statements of the Company for the six months ended December 31, 2018 and 2017 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of June 30, 2018 was derived from the audited financial statements included in the Company's financial statements as of and for the fiscal year ended June 30, 2018 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on September 28, 2018. These financial statements should be read in conjunction with that report.

Going concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the six months ended December 31, 2018, the Company incurred a net loss of $913,006 and used cash in operating activities of $167,234, and at December 31, 2018, had a stockholders’ deficiency of $803,627. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the consolidated financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s June 30, 2018 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty should the Company be unable to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and to ultimately achieve profitable operations. Currently, the Company does not have significant cash or other material assets, nor does it have operations or a source of revenue sufficient to cover its operating costs and allow it to continue as a going concern through February 2020. The Company’s officers or principal shareholders have committed to making advances or loans to pay for these legal, accounting, and administrative costs.

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

Revenue recognition

The Company adopted the guidance of ASU 2014-09, Revenue from Contracts with Customers (Topic 606), as amended, on July 1, 2018. The underlying principle of Topic 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected. Topic 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contract(s), which includes (1) identifying the contract(s) or agreement(s) with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. Under Topic 606, revenue is recognized when performance obligations under the terms of a contract are satisfied, which occurs for the company upon shipment or delivery to our customers based on written sales terms, which is also when control is transferred. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products or services to a customer. The adoption of Topic 606 had no impact on the condensed consolidated financial statements and no cumulative effect adjustment was recognized.

The Company’s revenue consists of revenue from providing business consulting and corporate advisory services (“service revenue”). The Company has three types of service contracts. For each type of contract, the Company is paid a non-refundable payment for the total contract amount at the time the contract is executed with the purchaser. One type of contract gives the right to the customer to be an agent of the Company and receive commissions on investment services sold to third parties. Two other types of contracts give the right to the purchaser to receive investment and related services over a fixed period. As the Company’s performance obligation for these contracts is to provide services over a fixed period, the Company recognizes revenue ratably over the period. Deferred revenue is recorded for the portion of any payment received that is not recognized as revenue in the current reporting period. Revenues are presented net of refunds, sales incentives, and any estimated credits.

At December 31, 2018, the Company received customer payments of $462,780 for investment and consulting services of which $46,884 was recorded as revenue and $415,896 was recorded as deferred revenue which the Company expects will be generally be earned over the next year as services are provided.

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the six months ended December 31,
	2018	2017
Period-end RMB : US$1 exchange rate	$6.8785	$—
Period-average RMB : US$1 exchange rate	$6.8648	$—
Period-end HK$ : US$1 exchange rate	$7.8306	$—

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

At December 31, 2018 and 2017, we excluded the outstanding common stock equivalents summarized below as their effect would have been anti-dilutive:

	December 31, 2018	December 31, 2017
Common stock issuable upon conversion of convertible and non-redeemable convertible notes payable	4,247,049	4,046,338
Common stock issuable upon conversion of accrued compensation	138,182	235,510
Total	4,385,231	4,281,848

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

Segments

The Company operates in one segment. its consultancy business. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker has been identified as the Chief Executive Officer and President, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in: economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes. Since the Company operates in one segment, all financial information required by “Segment Reporting” can be found in the accompanying consolidated financial statements.

Concentrations

At December 31, 2018, the Company’s assets include $204,730 of assets that are located in the PRC.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases, which was subsequently amended by ASU 2018-10, ASU 2018-11 and ASU 2018-20 (collectively, Topic 842). Topic 842 will require the recognition of a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, for all leases with terms longer than 12 months. For operating leases, the asset and liability will be expensed over the lease term on a straight-line basis, with all cash flows included in the operating section of the statement of cash flows. For finance leases, interest on the lease liability will be recognized separately from the amortization of the right-of-use asset in the statement of comprehensive income and the repayment of the principal portion of the lease liability will be classified as a financing activity while the interest component will be included in the operating section of the statement of cash flows. Topic 842 is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. Upon adoption, leases will be recognized and measured at the beginning of the earliest period presented using a modified retrospective approach. Topic 842 allows for a cumulative-effect adjustment in the period the new lease standard is adopted and will not require restatement of prior periods. The Company is in the process of evaluating the impact of Topic 842 on the Company’s financial statements and disclosures, though the adoption is expected to result in a increase in the assets and liabilities reflected on the Company’s balance sheets.

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” The ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The ASU also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Revenue from Contracts with Customers (Topic 606). The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. The Company is currently assessing the effect that the ASU will have on our financial position, results of operations, and disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 2. ACCRUED COMPENSATION-RELATED PARTIES

	December 31, 2018	June 30, 2018
Accrued compensation, CEO (a)	$76,000	$52,000
Accrued compensation, shareholder/consultant (b)	—	249,322
	$76,000	$301,322

(a)

Effective June 1, 2017, the Company entered in an employment agreement with its Chief Executive Officer for annual compensation of $24,000. The executive has the option to accept shares of the Company’s common stock in lieu of cash based on a 50% discount to the average stock price, as defined. The option to accept shares of common stock in lieu of cash is accounted for at the fair value of the potentially issuable common shares and is subject to adjustment at each reporting date based on the change in market value of the shares. At June 30, 2018, accrued compensation due to the executive was $52,000. For the six months ended December 31, 2018, compensation expense of $24,000 was recorded, including $12,000 accrual of annual compensation and $12,000 accrual for the fair value that could be paid in shares of common stock related to this employment agreement. At December 31, 2018 the accrued compensation due to the executive was $76,000, which if the executive elected to be paid in shares of common stock, would result in the issuance of 138,182 of the Company’s common stock.

(b)

In April 2017, a consulting agreement was signed between a shareholder/consultant and the Company. Pursuant to this agreement, the Company agreed to pay $7,500 per month in cash for consulting services through December 31, 2017, and month to month thereafter. At June 30, 2018 the accrued compensation due under this agreement was $22,500.

At June 30, 2018, the Company also owed the shareholder/consultant $226,822, related to a consulting contract that had terminated in April 2017. Pursuant to the terms of that agreement, the shareholder/consultant had the option to accept shares of the Company’s common stock in lieu of cash based on a 50% discount to the average stock price, as defined.

On August 10, 2018, the shareholder/consultant agreed to fully settle the amounts owed to him under both consulting agreements aggregating $249,322 (See Note 6).

NOTE 3. ADVANCES PAYABLE

The Company from time to time borrows from its principal shareholders, or others, to pay expenses such as filing fees, accounting fees and legal fees. These advances are non-interest bearing, unsecured, and generally due upon demand. At December 31, 2018 and June 30, 2018, the Company was obligated for the following advances:

	December 31, 2018	June 30, 2018
Advances due to CEO	$274,649	$119,865
Advances due to former director	6,210	6,201
Advances due to shareholder/consultant	—	25,000
Advances due to former officers, directors and shareholders	—	54,390
	$280,859	$205,456

On August 10, 2018, the advances due to shareholder of $25,000 and advances due to former officers, directors and shareholders of $54,390 were fully settled (See Note 6).

NOTE 4. CONVERTIBLE NOTES-RELATED PARTY

A summary of convertible notes payable-related party as of December 31, 2018 and June 30, 2018 is as follows:

	December 31, 2018	June 30, 2018
Convertible notes payable-related party (a)	$—	$75,381
Convertible notes payable-ILC Holdings (b)	49,509	40,727
Unamortized note discounts	(30,261)	(35,452)
	$19,248	$80,656

(a)

Convertible notes payable-related party are unsecured, accrue interest at 10% per annum, and were due from January 2019 through November 2019. These notes were convertible into shares of the Company’s common stock at a conversion price ranging from of $0.01 per share to $0.10 per share. At June 30, 2018, principal and accrued interest totaled $75,381.

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

At December 31, 2018 principal of $47,000 and accrued interest of $2,509 are due under the notes and the total outstanding balance of this note amounted to $49,509 and is convertible into 4,247,049 shares of common stock.

At June 30, 2018 the unamortized note discount was $35,452. During the six months ended December 31, 2018, the discount was increased by the $7,000 discussed above, and $12,191 of discount was amortized, At December 31, 2018 the unamortized note discount was $30,261.

NOTE 5. NON-REDEEMABLE CONVERTIBLE NOTE-RELATED PARTY

Non-redeemable convertible note-related party was secured by all the assets of the Company, accrued interest at 20% per annum through June 30, 2016, and was non-interest bearing thereafter, and was due August 1, 2019. The Company may prepay the note in readily available funds at any time prior to the maturity date. The Company had the right to convert the note into shares of the Company’s common stock at any time prior to the maturity date at a fixed price of $0.05 per share of common stock. At June 30, 2018, principal and accrued interest totaled $43,180.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 2018 AND 2017

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2018 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2017

REVENUE

For the three months ended December 31, 2018 we had revenue of $46,884 compare to $0 for the three months ended December 31, 2017.

OPERATING COSTS

Compensation includes salaries, stock-based compensation expenses and benefits paid and payable to the CEO and COO of the Company and a consultant/shareholder of the Company. Compensation expense was $12,000 for the three months ended December 31, 2018, compared to reduction in compensation of $(90,791) for the three months ended December 31, 2017.

For the three months ended December 31, 2018, compensation expense included $6,000 for accrual of annual compensation due, $6,000 for the fair value that could be paid in shares of common stock. For the three months ended December 31, 2017, the Company recorded $(90,791) of reduction in compensation related to these agreements. The increase in compensation expense is primarily due to stock based compensation paid to the CEO and COO of the Company.

General and administrative expenses were $531,017 for the three months ended December 31, 2018, compared to $23,831 for the three months ended December 31, 2017. Administration expense includes accounting, audit, legal and transfer agent costs related to SEC compliance and investor relation expenses. The increase in general and administrative expenses is primarily due to increase in rent and administrative expenses related to the Company’s leasing of an office space and operations in Shenzhen, PRC.

OTHER INCOME (EXPENSE)

Other income (expense) includes interest expense of $7,753 and $120,921 for the three months ended December 31, 2018 and 2017, respectively. The decrease in interest expense is due to decrease of amortization of debt discount on the convertible note-ILC Holdings LLC and the settlement of various debts on August 10, 2018.

NET LOSS

Our net loss for the three months ended December 31, 2018 was $503,886 compared to net income of $191,098 for the three months ended December 31, 2017. Our losses increased because of increase in compensation expense and general and administrative expenses.

SIX MONTHS ENDED DECEMBER 31, 2018 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 2017

REVENUE

For the six months ended December 31, 2018 our revenue was $46,884 compare to $0 for the six months ended December 31, 2017.

OPERATING COSTS

Compensation includes salaries, stock-based compensation expenses and benefits paid and payable to the CEO and COO of the Company and a consultant/shareholder of the Company. Compensation expense was $266,370 for the six months ended December 31, 2018, compared to reduction in compensation of $(61,290) for the six months ended December 31, 2017.

For the six months ended December 31, 2018, compensation expense included $12,000 for accrual of annual compensation due, $12,000 for the fair value that could be paid in shares of common stock and $242,370 of stock-based compensation. For the six months ended December 31, 2017, the Company recorded $(61,290) of reduction in compensation related to these agreements. The increase in compensation expense is primarily due to stock based compensation paid to the CEO and COO of the Company.

General and administrative expenses were $691,697 for the six months ended December 31, 2018, compared to $54,862 for the six months ended December 31, 2017. Administration expense includes accounting, audit, legal and transfer agent costs related to SEC compliance and investor relation expenses. The increase in general and administrative expenses is primarily due to increase in rent and administrative expenses related to the Company’s leasing of an office space and operations in Shenzhen, PRC.

OTHER INCOME (EXPENSE)

Other income (expense) includes $12,150 gain on debt settlement.

Other income (expense) includes interest expense of $13,973 and $159,858 for the six months ended December 31, 2018 and 2017, respectively. The decrease in interest expense is due to decrease of amortization of debt discount on the convertible note-ILC Holdings LLC and the settlement of various debts on August 10, 2018.

NET LOSS

Our net loss for the six months ended December 31, 2018 was $913,006 compared to net loss of $3,463 for the six months ended December 31, 2017. Our losses increased because of increase in compensation expense and general and administrative expenses.

LIQUIDITY

As of December 31, 2018, we had cash of $97,132 and total liabilities of $1,014,116. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations for the next 12 months.

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the six months ended December 31, 2018, the Company incurred a net loss of $913,006 and used cash in operating activities of $167,234, and at December 31, 2018, had a stockholders’ deficiency of $803,627. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the consolidated financial statements are issued. The Company’s independent registered public accounting firm, in their report on the Company’s consolidated financial statements for the year ending June 30, 2018, expressed substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the consolidated financial statements are issued. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

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

For certain of our service contracts providing assistance to clients in capital market listings (“Listing services”), our services provided are considered to be one performance obligation. Revenue and expenses are deferred until the performance obligation is complete and collectability of the consideration is probable. For service contracts where the performance obligation is not completed, deferred costs of revenue are recorded as incurred and deferred revenue is recorded for any payments received on such yet to be completed performance obligations. On an ongoing basis, management monitors these contracts for profitability and when needed may record a liability if a determination is made that costs will exceed revenue. As of December 31, 2018, the Company has reflected deferred revenue of $411,941 related to cash received prior to the completion of the performance obligation.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Articles of Incorporation		10/A#2		3.1	11/5/2009
3.2	Bylaws		10/A #2		3.2	11/5/2009
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101	Interactive Data Files for the International Leaders Capital Corporation Form 10Q for the period ended December 31, 2018	X

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL LEADERS CAPITAL CORPORATION

Date: February 19, 2019	By:	/s/ Cihan Huang
Cihan Huang, Chief Executive Officer, President and Director (Principal Executive Officer)

	By:	/s/ Zhou Bing
Zhou Bing, Chief Operating Officer, Secretary and Treasurer (Principal Accounting and Financial Officer)

